Form 10-Q
period 2002-06-30
TEXAS UNITED BANCSHARES INC
filed 2002-08-14
CIK 1169238

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-49928

                           ------------------------

                          TEXAS UNITED BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                  TEXAS                                       75-2768656
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or organization)

                                 202 W. COLORADO
                             LA GRANGE, TEXAS 78945
           (Address of principal executive offices including zip code)

                                 (979) 968-8451
              (Registrant's telephone number, including area code)

                           ------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $1.00 per share
                                (Title of class)

                            ------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

         As of July 31, 2002, the number of outstanding shares of Common Stock, par value $1.00 per share was 2,496,624.


===============================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                 TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    JUNE 30,      DECEMBER 31,
                                                                                      2002            2001
                                                                                  ------------    ------------
                                                                                   (UNAUDITED)
                                        ASSETS
Cash and cash equivalents:
   Cash and due from banks ....................................................   $     12,475    $     21,466
   Federal funds sold and other temporary investments .........................          8,147          11,200
                                                                                  ------------    ------------

      Total cash and cash equivalents .........................................         20,622          32,666
Investment securities available-for-sale, at fair value .......................        110,094         109,877
Loans, net ....................................................................        266,427         272,374
Loans held for sale ...........................................................          6,433             817
Premises and equipment, net ...................................................         20,290          18,882
Accrued interest receivable ...................................................          2,470           2,605
Goodwill ......................................................................          3,419           3,419
Deposit premiums ..............................................................          3,304           3,470
Mortgage servicing rights .....................................................          2,751             576
Other assets ..................................................................         11,725           8,943
                                                                                  ------------    ------------

      Total assets ............................................................   $    447,535    $    453,629
                                                                                  ============    ============


                          LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing ........................................................   $     68,693    $     71,976
   Interest-bearing ...........................................................        303,074         303,712
                                                                                  ------------    ------------

      Total deposits ..........................................................        371,767         375,688

Federal funds purchased .......................................................         10,000             647
Other liabilities .............................................................          4,898           3,690
Borrowings ....................................................................         23,366          39,232
                                                                                  ------------    ------------

      Total liabilities .......................................................        410,031         419,257
                                                                                  ------------    ------------

Commitments and contingencies .................................................           --              --
Company obligated mandatorily redeemable capital securities of subsidiary
     trust ....................................................................          7,000           7,000

Shareholders' equity:
   Preferred stock, $1.00 par value, 500,000 shares authorized, none of
      which are issued and outstanding.........................................             --              --
   Common stock, $1.00 par value, 20,000,000 authorized as of June 30,
      2002 and 3,000,000 authorized as of December 31, 2001; 2,506,351 shares issued and 2,496,624 outstanding as of June 30, 2002 and
      2,502,145 shares issued and 2,483,392 outstanding as of
      December 31, 2001 .......................................................          2,506           2,502

   Additional paid-in capital .................................................         14,185          14,136
   Retained earnings ..........................................................         13,536          11,342
   Accumulated other comprehensive income (loss) ..............................            456            (275)
   Less treasury stock, at cost ...............................................           (179)           (333)
                                                                                  ------------    ------------
         Total shareholders' equity ...........................................         30,504          27,372
                                                                                  ------------    ------------

         Total liabilities and shareholders' equity ...........................   $    447,535    $    453,629
                                                                                  ============    ============

       See accompanying notes to interim consolidated financial statements

                 TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                         FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                            ENDED JUNE 30,          ENDED JUNE 30,
                                                         --------------------     ------------------
                                                            2002      2001          2002     2001
                                                          -------     -------     -------     -------
Interest income:
   Loans ............................................     $ 5,896     $ 6,202     $11,714     $12,128
   Investment securities:
      Taxable .......................................       1,342         917       2,504       1,691
      Tax-exempt ....................................         248         321         537         644
   Federal funds sold and other temporary
      investments ...................................          15          93          53         341
                                                          -------     -------     -------     -------
        Total interest income .......................       7,501       7,533      14,808      14,804
                                                          -------     -------     -------     -------
Interest expense:
   Deposits .........................................       1,817       2,953       4,054       6,099
   Federal funds purchased ..........................         100          40         169          44
   Borrowings .......................................         196         106         366         230
Company obligated mandatorily redeemable capital
      securities of subsidiary trust ................         200         185         383         418
                                                          -------     -------     -------     -------
        Total interest expense ......................       2,313       3,284       4,972       6,791
                                                          -------     -------     -------     -------

Net interest income .................................       5,188       4,249       9,836       8,013
Provision for loan losses ...........................         400         127         850         256
                                                          -------     -------     -------     -------
Net interest income after provision for loan
   losses ...........................................       4,788       4,122       8,986       7,757
                                                          -------     -------     -------     -------
Non interest income:
   Service charges on deposit accounts ..............       1,266       1,073       2,409       2,102
   Net servicing fees ...............................         463         106       1,402         215
   Gain on sale of investment securities, net .......         252          72         552          92
   Other non interest income ........................         590         475       1,243         870
                                                          -------     -------     -------     -------
        Total non interest income ...................       2,571       1,726       5,606       3,279
                                                          -------     -------     -------     -------

Non interest expense:
   Employee compensation and benefits ...............       2,941       2,539       5,934       4,683
   Occupancy ........................................         824         566       1,543       1,108
   Other non-interest expense .......................       1,800       1,491       3,401       2,912
                                                          -------     -------     -------     -------
        Total non interest expense ..................       5,565       4,596      10,878       8,703
                                                          -------     -------     -------     -------

Income before provision for income taxes ............       1,794       1,252       3,714       2,333
Provision for income taxes ..........................         501         216       1,021         423
                                                          -------     -------     -------     -------
Net income ..........................................     $ 1,293     $ 1,036     $ 2,693     $ 1,910
                                                          =======     =======     =======     =======

Earnings per common share:
   Basic ............................................     $  0.52     $  0.42     $  1.08     $  0.77
   Diluted ..........................................     $  0.50     $  0.40     $  1.03     $  0.74
Weighted average shares outstanding:
   Basic ............................................       2,502       2,496       2,500       2,487
   Diluted ..........................................       2,613       2,597       2,612       2,591

       See accompanying notes to interim consolidated financial statements

                 TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                           FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                                               ENDED JUNE 30,         ENDED JUNE 30,
                                                                           --------------------     -------------------
                                                                              2002       2001        2002       2001
                                                                            ------     -------      ------     ------
Net income ............................................................     $1,259     $ 1,036      $2,693     $1,910
                                                                            ======     =======      ======     ======
Other comprehensive income (loss), net of tax:
   Unrealized holding gains on investment securities arising
      during the period ...............................................      1,555        (178)      1,095        770
Less: reclassification adjustment for gains included in net income ....        166          48         364         61
                                                                            ------     -------      ------     ------
   Other comprehensive income (loss) ..................................      1,389        (226)        731        709
                                                                            ------     -------      ------     ------
   Total comprehensive income .........................................     $2,648     $   810      $3,424     $2,619
                                                                            ======     =======      ======     ======


       See accompanying notes to interim consolidated financial statements

                 TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                        YEAR ENDED DECEMBER 31, 2001 AND
                         SIX MONTHS ENDED JUNE 30, 2002
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                        ACCUMULATED
                                                                 ADDITIONAL                OTHER        TREASURY
                                               COMMON STOCK       PAID-IN    RETAINED   COMPREHENSIVE    STOCK
                                             SHARES     AMOUNT    CAPITAL    EARNINGS   INCOME (LOSS)    AT COST       TOTAL
                                           ---------    ------    -------    --------   -------------   ---------     --------
 Balance at January 1, 2001 ...........    2,486,065    $2,486    $13,901    $  9,011       $(663)        $(131)      $ 24,604
 Net income ...........................           --        --         --       3,224          --            --          3,224
 Other comprehensive income ...........           --        --         --          --         388            --            388
 Issuance of common stock upon
    exercise of employee stock
    options ...........................       16,080        16        122          --          --            --            138
 Compensation related to exercise
    of stock options ..................           --        --        105          --          --            --            105

 Purchase of treasury stock ...........           --        --         --          --          --          (417)          (417)
 Sale of treasury stock ...............           --        --          8          --          --           215            223
 Dividends ............................           --        --         --        (893)         --            --           (893)
                                           ---------    ------    -------    --------       -----         -----       --------
 Balance at December 31, 2001 .........    2,502,145    $2,502    $14,136    $ 11,342       $(275)        $(333)      $ 27,372
                                           =========    ======    =======    ========       =====         -----       ========

                                                                                        ACCUMULATED
                                                                 ADDITIONAL                OTHER        TREASURY
                                               COMMON STOCK       PAID-IN    RETAINED   COMPREHENSIVE    STOCK
                                             SHARES     AMOUNT    CAPITAL    EARNINGS   INCOME (LOSS)    AT COST       TOTAL
                                           ---------    ------    -------    --------   -------------   ---------     --------
Balance at January 1, 2002 ............    2,502,145    $2,502    $14,136    $ 11,342       $(275)        $(333)      $ 27,372
Net income ............................           --        --         --       2,693          --            --          2,693
Other comprehensive income ............           --        --         --          --         731            --            731
Issuance of common stock upon
  exercise of employee stock options ..        4,206         4         32          --          --            --             36
Sale of treasury stock ................           --        --         17          --          --           154            171
Dividends .............................           --        --         --        (499)         --            --           (499)
                                           ---------    ------    -------    --------       -----         -----       --------

Balance at June 30, 2002 ..............    2,506,351    $2,506    $14,185    $ 13,536       $ 456         $(179)      $ 30,504
                                           =========    ======    =======    ========       =====         =====       ========


       See accompanying notes to interim consolidated financial statements

                 TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        FOR THE SIX MONTHS
                                                                                           ENDED JUNE 30,
                                                                                      ----------------------
                                                                                        2002          2001
                                                                                      --------      --------
Cash flows from operating activities:
   Net income ...................................................................     $  2,693      $  1,910
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization .............................................          835           786
      Provision for loan losses .................................................          850           256
      Gain on sales of securities, net ..........................................         (552)          (92)
      Loss on sale of other real estate, loans, premises and equipment ..........           15           122
      Amortization of premium, net of discounts on securities ...................          108            53
      Changes in:
        Other assets ............................................................       (4,825)       (2,877)
        Other liabilities .......................................................        1,208           918
                                                                                      --------      --------

           Net cash provided by operating activities ............................          332         1,076
                                                                                      --------      --------

Cash flows from investing activities:
      Purchases of securities available-for-sale ................................      (65,853)      (35,880)
      Proceeds from sales, maturities, and principal paydowns of securities
        available-for-sale ......................................................       64,080        17,238
      Net change in loans .......................................................         (154)      (21,246)
      Proceeds from sale of other real estate, loans, premises and equipment ....        3,902         3,206
      Purchases of premises and equipment .......................................       (3,625)       (1,432)
                                                                                      --------      --------

        Net cash used by investing activities ...................................       (1,650)      (38,114)
                                                                                      --------      --------

Cash flows from financing activities:
   Net change in:
      Deposits ..................................................................       (3,921)       14,382
      Other borrowings ..........................................................      (15,866)       (1,942)
      Federal funds purchased ...................................................        9,353        11,990
   Net proceeds from issuance of common stock upon exercise of employee
      stock options .............................................................           36           138
   Treasury stock sold ..........................................................          171           187
   Treasury stock purchased .....................................................           --          (385)
   Dividends paid ...............................................................         (499)         (414)
                                                                                      --------      --------

        Net cash (used) provided by financing activities ........................      (10,726)       23,956
                                                                                      --------      --------

Net decrease in cash and cash equivalents .......................................      (12,044)      (13,082)
Cash and cash equivalents at beginning of period ................................       32,666        33,463
                                                                                      --------      --------

Cash and cash equivalents at end of period ......................................     $ 20,622      $ 20,381
                                                                                      ========      ========

       See accompanying notes to interim consolidated financial statements

                 TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements include the accounts of Texas United Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries Texas United Nevada, Inc. ("TUNI"), State Bank (the "Bank"), Third Coast Wealth Advisors, Inc. ("Third Coast"), and TXUI Statutory Trust I (the "Trust"). All material intercompany accounts and transactions have been eliminated in the consolidated report of the Company.

         The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at June 30, 2002, and December 31, 2001, the Company's consolidated results of operations for the three and six months ended June 30, 2002 and 2001, respectively, consolidated cash flows for the six months ended June 30, 2002 and 2001, and consolidated changes in shareholders' equity for the six months ended June 30, 2002 and the year ended December 31, 2001. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2001 year-end consolidated balance sheet and statement of changes in shareholders' equity data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

         Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

         These financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001 appearing in the Company's Registration Statement on Form S-4 (Registration No. 333-84644).


2.       EARNINGS PER COMMON SHARE

         Basic earnings per share ("EPS") is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are computed using the treasury stock method.

                                                               FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,        ENDED JUNE 30,
                                                               --------------------   ------------------
                                                                  2002       2001       2002       2001
                                                                 ------     ------     ------     ------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income available to common shareholders ................     $1,293     $1,036     $2,693     $1,910
                                                                 ======     ======     ======     ======

Weighted-average common shares outstanding .................      2,502      2,496      2,500      2,487

Weighted-average common shares and potentially dilutive
common shares ..............................................      2,613      2,597      2,612      2,591
                                                                 ======     ======     ======     ======

Basic EPS ..................................................     $ 0.52     $ 0.42     $ 1.08     $ 0.77
Diluted EPS ................................................     $ 0.50     $ 0.40     $ 1.05     $ 0.74


3.       NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets".

         SFAS No. 141 supercedes Accounting Principles Board (APB) Opinion No. 16 "Business Combinations". The most significant changes made by SFAS No. 141 are: (1) requiring the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain.

         SFAS No. 142 supercedes ABB 17 "Intangible Assets". The statement requires that goodwill no longer be amortized to earnings, but instead reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon adoption of the statement, which was January 1, 2002 for the Company. The adoption of this statement did not have a material impact on the Company's financial position or results of operations since the recorded goodwill was deemed not to be impaired. The Company will no longer record $150,000 of annual amortization expense relating to existing goodwill.

         In July 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". The statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it occurs. When the liability is initially recorded the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after September 15, 2002, with early application encouraged. Management believes adopting this statement will not have a material impact on the Company's financial position, results of operation, or cash flows.

         In August 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supercedes, with exceptions, SFAS 121, "Accounting for the Impairment of Long-lived Assets to be Disposed Of", and is effective for fiscal years beginning after December 15, 2001. Management adopted this statement and it did not have a material impact on the Company's financial position, results of operation, or cash flows.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FAS Statement No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds the requirement in SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, that material gains and losses on the extinguishment of debt be treated as extraordinary items. The statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally the standard makes a number of consequential and other technical corrections to other standards. The provisions of the statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Provisions of the statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002 and the other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company has reviewed SFAS 145 and its adoption is not expected to have a material effect on its consolidated financial statements.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 will require a Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective e prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred and can be measured at fair value. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Statements and financial discussion and analysis contained in the Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information about possible or assumed future results of the Company's operations or performance. When we use any of the words "believe," "expect", "anticipate", "estimate", "continue", "intend", "may", "will", "should", or similar expressions, identifies these forward-looking statements. Many possible factors or events could affect the future financial results and performance of the Company and could cause those financial results or performance to differ materially from those expressed in the forward-looking statement. These possible events or factors include, without limitation:

   o deposit attrition, operating costs, customer loss and business disruption are greater than we expected;

   o competitive factors including product and pricing pressures among financial services organizations may increase;

   o more difficulty integrating the business of The Bryan-College Station Financial Holding Company or future acquisitions than expected;

   o     changes in the interest rate environment reduce our interest margins;

   o changes in market rates and prices may adversely impact securities, loans, deposits, mortgage servicing rights, and other financial instruments;

   o general business and economic conditions in the markets the Company serves change or are less favorable than it expected;

   o legislative or regulatory changes adversely affect the Company's business;

   o     personal or commercial bankruptcies increase;

   o     changes in accounting principles, policies or guidelines;

   o     changes occur in the securities markets; and

   o technology-related changes are harder to make or more expensive than the Company anticipated.

         A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Company believes it has chosen the assumptions or bases in good faith and that they are reasonable. However, the Company cautions you that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. We will not update these statements unless the securities laws require the Company to do so.

         General. The Company is a bank holding company formed in June 1998 as a result of the merger of South Central Texas Bancshares, Inc. with and into Premier Bancshares, Inc. At the effective date of the merger, the resulting company changed its name to Texas United Bancshares, Inc. The Company derives substantially all of its net income from its wholly-owned subsidiary State Bank. At June 30, 2002, State Bank had fourteen full service banking centers serving ten counties in central and south central Texas.

         Net income for the three months ended June 30, 2002 was $1.3 million, an increase of 30.0% compared with $1.0 million for the same period in 2001. The increase in net income was a combined result of higher net interest income and increased non interest income, offset by higher non interest expense and provisions for loan loss. Net income for the six months ended June 30, 2002 was $2.7 million representing an increase of 42.1% compared with the $1.9 million for the same period in 2001. Basic and diluted EPS (earnings per share) for the three months ended June 30, 2002 were $ $0.52 and $0.50 compared with $0.42 and $0.40 for the same period in 2001. For the six months ended June 30, 2002, basic and diluted EPS were $1.08 and $1.05 compared with $0.77 and $0.74 per share for the same period in 2001.

         At June 30, 2002, total assets were $447.5 million compared with $453.6 million at December 31, 2001. The $6.1 million or 1.3% decrease in total assets over December 31, 2001 was attributable to a decrease in balances on deposit with other banks partially offset by increases in premises and equipment and other assets. At June 30, 2002. net loans, including loans held for sale, were $272.9 million compared with $273.2 million at December 31, 2001. Total deposits at June 30, 2002 were $371.8 million compared to $375.7 million at December 31, 2001. The $3.9 million or 1.0% decrease in deposits compared with December 31, 2001 is a direct result of deposit run-off from the strategic lowering of rates in order to lower the cost of funds. Shareholders' equity at June 30, 2002 was $30.6 million compared to $27.4 million at December 31, 2001. The $3.2 million or 11.7% increase is attributed to earnings retention and improvement on the fair market value on available-for-sale securities included in accumulated other comprehensive income. The Company's return on average assets was 1.27% for the six months ended 2002, compared with 0.96% for the same period in 2001. The return on average shareholders' equity was 19.3% for the six months ended 2002, up from 14.5% for the same period in 2001.

         Subsequent Event. On July 31, 2002, the Company completed the acquisition and merger of The Bryan-College Station Financial Holding Company and its Subsidiaries, including First Federal Savings Bank. The consideration included the issuance of $2.6 million in common stock and the assumption of $3.6 million in outstanding debentures. The three locations of First Federal Savings Bank became full-service branches of State Bank. At June 30, 2002, Bryan-College Station FHC reported total consolidated assets of $81.0 million, total loans of $61.1 million, and total deposits of $74.5 million.

         Net Interest Income. For the three months ended June 30, 2002, net interest income, before the provision for loan losses, increased by 23.8% to $5.2 million from $4.2 million in the same period in 2001. The increase was due to the strategic lowering of the cost of funds in relation to the decrease in rates on earning assets. This has resulted in slightly lower yields on earning assets offset by lower rates paid for interest-bearing liabilities. For the three months ended June 30, 2002 and 2001, the net interest margin and spread widened by 40 basis points to 5.29% from 4.89% and by 64 basis points to 4.97% from 4.33%, respectively.

         For the six months ended June 30, 2002, net interest income, before the provision for loan losses, increased by 22.5% to $9.8 million compared with $8.0 million over the same period in 2001. For the six months ended June 30, 2002 and 2001, the net interest margin and spread widened by 38 basis points to 5.08% from 4.70% and by 60 basis points to 4.72% from 4.12%, respectively. The widening of the net interest margin was a combined result of increased volumes in investments and loan balances, and a decrease in the cost of funds.

         Interest income for both the three months ended June 30, 2002 and 2001 was $7.5 million. As compared to the three months period ended June 30, 2001, the average total loan volumes for the three months period ended June 30, 2002 increased by $21.3 million or 8.4%. For the same periods, the average yields on average total loan volumes decreased 121 basis points to 8.62%. As compared with the three months period ended June 30, 2001, average total investment volumes for the three months period ended June 30, 2002 increased by $34.7 million or 56.8%. For the same periods, the average yields on average investments decreased by 40 basis points. For the three months ending June 30, 2002, as compared to the same period in 2001, the yield on total average earning assets decreased by 101 basis points to 7.65%.

         Interest income for both the six months ended June 30, 2002 and 2001 was $14.8 million. In a period of decreasing interest rates, this stability was maintained through growth in average earning assets. As compared to the six months period ended June 30, 2001, the average total loan volumes for the six months period ended June 30, 2002 increased by $25.9 million or 10.4%. For the same period, the average yields on average total loans decreased by 124 basis points to 8.60%. As compared with the six months period ended June 30, 2001, average total investment volumes for the six months ended June 30, 2002 increased by $33.4 million or 59.6%. For the same periods, the average yields on average investments decreased by 44 basis points. For the six months ending June 30, 2002, as compared to the same period in 2001, the yield on total average earning assets decreased by 103 basis points to 7.65%.

         Interest expense decreased for the three months ended June 30, 2002 by $1.0 million or 30.3% to $2.3 million, compared with $3.3 million for the same period in 2001. The decreased interest expense was the result of higher average interest bearing deposit volumes coupled with lower interest rates paid on those deposits. As compared to the three month period ended June 30, 2001, average interest bearing deposit volumes increased by $41.2 million or 13.5%. For the same period, the average rates paid on interest bearing deposits decreased by 165 basis points to 2.68%.

         For the six months ended June 30, 2002, interest expense decreased by $1.8 million or 26.5% to $5.0 million compared with $6.8 million for the same period in 2001. The decreased interest expense was the result of higher interest bearing deposit volumes coupled with lower interest rates paid on those deposits. As compared to the six months ended June 30, 2001, average interest bearing deposit volumes increased by $41.3 million or 13.7%. For the same period, the average rates paid on deposits decreased by 163 basis points or 2.93%. The Company views time deposits as a stable means of supporting loan growth. The Company believes, based on its historical experience, that its large time deposits have core-type characteristics. The Company continues to anticipate that this source of funding will continue to sustain a portion of the Company's assets growth in the future.

         The following table sets forth for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities and the net interest margin on average total interest-earning assets for the same periods. Nonaccruing loans have been included in the table as loans carrying a zero yield.

                                                                     FOR THE THREE MONTHS ENDED JUNE 30,
                                               -----------------------------------------------------------------------------
                                                                2002                                    2001
                                               -------------------------------------     -----------------------------------
                                                 AVERAGE      INTEREST       AVERAGE      AVERAGE      INTEREST      AVERAGE
                                               OUTSTANDING     EARNED/       YIELD/      OUTSTANDING    EARNED/        YIELD/
                                                 BALANCE        PAID         RATE(1)       BALANCE        PAID        RATE(1)
                                                --------      --------      --------     -----------   --------      --------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Total loans ............................     $274,134      $  5,896          8.62%     $252,815     $  6,202         9.83%
   Taxable securities .....................       95,808         1,342          5.62        61,097          917         6.02
   Tax-exempt securities ..................       22,459           248          4.43        28,187          321         4.57
  Federal funds sold and
   other temporary investments ............          901            15          6.68         6,734           93         5.54
                                                --------      --------                    --------     --------
   Total interest earning assets ..........      393,302         7,501          7.65       348,833        7,533         8.66

   Less allowance for loan losses .........        2,182                                     1,694
                                                --------                                  --------

Total interest-earning assets, net of
      allowance for loan losses ...........      391,120                                   347,139
Noninterest-earning assets ................       54,873                                    51,761
                                                --------                                  --------

      Total assets ........................     $445,993                                  $398,900
                                                ========                                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
     Interest-bearing demand deposits .....     $ 97,781      $    377          1.55%     $ 74,291     $    454         2.45%
     Savings and money market
       accounts ...........................       58,537           217          1.49        52,645          333         2.54
     Time deposits ........................      146,559         1,223          3.35       156,742        2,166         5.54
     Federal funds purchased ..............       14,367           100          2.79         3,979           40         4.03
Company obligated manditorily
    redeemable capital securities of
    subsidiary trust ......................        7,000           200         11.46         7,000          185        10.60
     Other borrowings .....................       21,552           196          3.65         9,893          106         4.30
                                                --------      --------                    --------     --------

Total interest-bearing liabilities ........      345,796         2,313          2.68       304,550        3,284         4.33
                                                              --------                                 --------
Noninterest-bearing liabilities:
   Noninterest-bearing demand
      deposits ............................       67,433                                    63,113
   Other liabilities ......................        3,434                                     4,927
                                                --------                                  --------

      Total liabilities ...................      416,663                                   372,590
                                                --------                                  --------

Shareholders' equity ......................       29,330                                    26,310
                                                --------                                  --------

Total liabilities and shareholders'
    equity ................................     $445,993                                  $398,900
                                                ========                                  ========

Net interest income .......................                   $  5,188                                 $  4,249
                                                              ========                                 ========

Net interest spread .......................                                     4.97%                                   4.33%

Net interest margin .......................                                     5.29%                                   4.89%


           (1) Annualized

                                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                -----------------------------------------------------------------------------
                                                                2002                                    2001
                                                -------------------------------------     -----------------------------------
                                                  AVERAGE      INTEREST       AVERAGE      AVERAGE      INTEREST      AVERAGE
                                                OUTSTANDING     EARNED/       YIELD/      OUTSTANDING    EARNED/        YIELD/
                                                  BALANCE        PAID         RATE(1)      BALANCE        PAID         RATE(1)
                                                 --------      --------      --------     -----------   --------      --------
                                                                           (DOLLARS IN THOUSANDS)

ASSETS
 Interest-earning assets:
    Total loans ............................     $274,587      $ 11,774          8.60%     $248,662     $ 12,128         9.84%
    Taxable securities .....................       89,447         2,504          5.65        55,952        1,691         6.09
    Tax-exempt securities ..................       23,806           537          4.55        28,338          644         4.58
   Federal funds sold and
    other temporary investments ............        2,351            53          4.55        11,008          341         6.25
                                                 --------      --------                    --------     --------
    Total interest earning assets ..........      390,191        14,808          7.65       343,960       14,804         8.68

    Less allowance for loan losses .........        2,189                                     1,682
                                                 --------                                  --------

 Total interest-earning assets, net of
       allowance for loan losses ...........      388,002                                   342,278
 Noninterest-earning assets ................       53,645                                    48,609
                                                 --------                                  --------

       Total assets ........................     $441,647                                  $390,887
                                                 ========                                  ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing liabilities:
      Interest-bearing demand deposits .....     $ 97,737      $    861          1.78%     $ 71,482     $    984         2.78%
      Savings and money market accounts ....       57,975           485          1.69        52,385          716         2.76
      Time deposits ........................      146,647         2,708          3.72       159,531        4,399         5.56
      Federal funds purchased ..............       11,274           169          3.02         2,175           44         4.08
    Company obligated manditorily
     redeemable capital securities of
     subsidiary trust ......................        7,000           383         11.03         7,000          418        12.04
      Other borrowings .....................       21,288           366          3.47         8,039          230         5.77
                                                 --------      --------                    --------     --------

 Total interest-bearing liabilities ........      341,921         4,972          2.93       300,612        6,791         4.56
                                                               --------                                 --------
 Noninterest-bearing liabilities:
    Noninterest-bearing demand deposits ....       67,154                                    59,918
    Other liabilities ......................        3,605                                     4,551
                                                 --------                                  --------

       Total liabilities ...................      412,680                                   365,081

 Shareholders' equity ......................       28,967                                    25,806
                                                 --------                                  --------

 Total liabilities and shareholders'
    equity .................................     $441,647                                  $390,887
                                                 ========                                  ========

 Net interest income .......................                   $  9,836                                 $  8,013
                                                               ========                                 ========

 Net interest spread .......................                                     4.72%                                   4.12%

 Net interest margin .......................                                     5.08%                                   4.70%


         (1) Annualized

         The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to outstanding balances and changes in interest rates for the three and six month periods ended June 30, 2002 compared with the same period ended June 30, 2001. For purposes of these tables, changes attributable to both rate and volume have been allocated proportionately to the change due to volume and rate.

                                                                  THREE MONTHS ENDED JUNE 30,
                                                                --------------------------------
                                                                          2002 VS. 2001
                                                               ---------------------------------
                                                               INCREASE (DECREASE)
                                                                     DUE TO
                                                               -------------------
                                                               VOLUME         RATE        TOTAL
                                                              -------      -------      -------
                                                                      (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
   Total loans ...........................................     $   459      $  (765)     $  (306)
   Securities ............................................         488         (136)         352
   Federal funds sold and other temporary investments ....         (97)          19          (78)
                                                               -------      -------      -------

      Total increase (decrease) in interest income .......         850         (882)         (32)
INTEREST-BEARING LIABILITIES:
   Interest-bearing demand deposits ......................          91         (168)         (77)
   Savings and money market accounts .....................          22         (138)        (116)
   Time deposits .........................................         (85)        (858)        (943)
   Federal funds purchased ...............................          72          (12)          60
   Company obligated manditorily redeemable capital
      securities of subsidiary trust .....................        --             15           15
   Other borrowings ......................................         106          (16)          90
                                                               -------      -------      -------

      Total increase (decrease) in interest expense ......         206       (1,177)        (971)
                                                               -------      -------      -------

Increase (decrease) in net interest income ...............     $   644      $   295      $   939
                                                               =======      =======      =======

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                --------------------------------
                                                                          2002 VS. 2001
                                                               ---------------------------------
                                                               INCREASE (DECREASE)
                                                                     DUE TO
                                                               -------------------
                                                               VOLUME         RATE        TOTAL
                                                              -------      -------      -------
                                                                      (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
   Total loans ...........................................     $ 1,115      $(1,529)     $  (414)
   Securities ............................................         760          (54)         706
   Federal funds sold and other temporary investments ....        (197)         (91)        (288)
                                                               -------      -------      -------

      Total increase (decrease) in interest income .......       1,678       (1,674)           4
INTEREST-BEARING LIABILITIES:
   Interest-bearing demand deposits ......................         234         (357)        (123)
   Savings and money market accounts .....................          94         (325)        (231)
   Time deposits .........................................        (479)      (1,212)      (1,691)
   Federal funds purchased ...............................         137          (12)         125
   Company obligated manditorily redeemable capital
      securities of subsidiary trust .....................        --            (35)         (35)
   Other borrowings ......................................         230          (94)         136
                                                               -------      -------      -------

      Total increase (decrease) in interest expense ......         216       (2,035)      (1,819)
                                                               -------      -------      -------

Increase (decrease) in net interest income ...............     $ 1,462      $   361      $ 1,823
                                                               =======      =======      =======

         Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company's allowance for loan losses to a level deemed appropriate by management. For the three and six month periods ended June 30, 2002 compared to June 30, 2001, the provision increased by $273,000 or 215.0% to $400,000, and increased by $594,000 or 232.0% to $850,000, respectively. The allowance for loan losses at June 30, 2002 was $2.2 million, compared with $1.8 million at December 31, 2001. During the latter part of 2001 and in 2002, management increased its provisions primarily due to growth in the loan portfolio and changes in the Central Texas economy. At June 30, 2002, the ratio of loan loss allowance to total loans was 0.81% compared with 0.64% at December 31, 2001.

         Noninterest Income. Noninterest income for the three months ended June 30, 2002 and 2001 was $2.6 million and $1.7 million, respectively, an increase of $900,000 or 52.9%. For the six months ended June 30, 2002 and 2001, noninterest income was $5.6 million and $3.3 million, respectively, an increase of $2.3 million or 69.7%. The increase in noninterest income is primarily attributed to an increase in mortgage servicing rights income and gains on the sale of investments.

         The following table presents, for the periods indicated, the categories of noninterest income:

                                           FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                              ENDED JUNE 30,          ENDED JUNE 30,
                                           --------------------    -------------------
                                            2002          2001       2002        2001
                                           ------        ------     ------      ------
                                                     (DOLLARS IN THOUSANDS)
Service charges on deposit accounts ....   $1,266       $1,073     $2,409      $2,102
Net servicing fees .....................      463          106      1,402         215
Gain on sale of securities, net ........      252           72        552          92
Other noninterest income ...............      590          475      1,243         870
                                           ------       ------     ------      ------
      Total noninterest income .........   $2,571       $1,726     $5,606      $3,279
                                           ======       ======     ======      ======


         Noninterest Expense. For the three months ended June 30, 2002, noninterest expense increased by $900,000 or 19.6% to $5.5 million, compared to the same period in 2001. For the six months ended June 30, 2002, noninterest expense increased by $2.0 million or 23.0% to $10.7 million, compared to the same period in 2001. The increase in noninterest expense for both periods was due to additional employee compensation and benefits, increased occupancy, data processing and technology costs, printing and supplies, and advertising.

         The following table presents, for the periods indicated, the major categories in noninterest expense:

                                                   FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                      ENDED JUNE 30,              ENDED JUNE 30,
                                                  ---------------------       ---------------------
                                                    2002         2001           2002         2001
                                                  -------       -------       -------       -------
                                                              (DOLLARS IN THOUSANDS)
Employee compensation and benefits ........       $ 2,941       $ 2,539       $ 5,934       $ 4,683
Non-staff expenses:
   Occupancy ..............................           824           566         1,543         1,108
   Depreciation and amortization ..........           429           432           903           786
   Data processing ........................           187           156           345           268
   Professional fees, consultants, and
      contract labor ......................           152           128           345           204
   Advertising ............................           226            93           321           171
   Printing and supplies ..................           125            91           237           166
   Telecommunications .....................            73            81           194           182
   Other noninterest expense ..............           608           510         1,056         1,135
                                                  -------       -------       -------       -------
      Total non-staff expenses ............         2,624         2,057         4,944         4,020
                                                  -------       -------       -------       -------

      Total noninterest expense ...........       $ 5,565       $ 4,596       $10,878       $ 8,703
                                                  =======       =======       =======       =======


         Employee compensation and benefits expense represents 52.8% and 54.6% of total noninterest expense for the three and six months periods ended June 30, 2002, respectively. Employee compensation and benefits expense for the three months ended June 30, 2002 and 2001 were $2.9 million and $2.5 million, respectively, an increase of $400,000 or 16.0%. For the six months ended June 30, 2002 and 2001, employee compensation and benefits expenses was $5.9 million and $4.7 million, respectively, reflecting an increase of $1.2 million or 25.5%. The increases for the three and six month periods ended June 30, 2002 resulted primarily from the costs associated with the additional staff to meet loan growth, addition of one banking center, the staffing of the trust department, and the addition of two loan production offices. Total full-time equivalent
(FTE) employees at June 30, 2002 and 2001 were 258 and 220, respectively.

         For the three months ended June 30, 2002, non-staff expenses increased by $500,000 or 28.6% compared with the same period in 2001. For the six months ended June 30, 2002, non-staff expenses increased by $900,000 or 22.5% compared with the same period in 2001. The increased non-staff expense, both for the three and six months periods in 2002, was due to higher occupancy expense from the full effect of opening one banking center in 2001, the trust department in 2002, and two loan production offices in 2002, the upgrade of technology systems, increased advertising and printing costs, as well as other operating systems improvements.


FINANCIAL CONDITION

         Loan Portfolio. Total loans, including loans held for sale, increased by $200,000 or 0.1%, from $274.9 million at December 31, 2001 to $275.1 million at June 30, 2002. The increase is primarily due to the $11.7 million increase in real estate loans offset primarily by a $8.7 million and a $2.8 million decrease in commercial and industrial and consumer loans, respectively. At June 30, 2002 and December 31, 2001, the ratio of total loans to total deposits was 74.0% and 73.2%, respectively. For the same periods, total loans represented 61.4% and 60.6% of total assets, respectively.

         The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

                                            JUNE 30, 2002                    DECEMBER 31, 2001
                                     ---------------------------        ---------------------------
                                       AMOUNT           PERCENT           AMOUNT           PERCENT
                                     ----------       ----------        ----------       ----------
                                                           (DOLLARS IN THOUSANDS)
Commercial and industrial ....       $   44,700             16.3%       $   53,401             19.4%
Real estate mortgage
   1-4 residential ...........          108,726             39.5           114,663             41.7
   Commercial ................           45,965             16.7            35,886             13.1
   Held for sale .............            6,433              2.3               817              0.3
   Other .....................           25,923              9.4            23,970              8.7

Consumer and other, net ......           43,352             15.8            46,208             16.8
                                     ----------       ----------        ----------       ----------

Total loans ..................       $  275,099            100.0%       $  274,945            100.0%
                                                      ==========                         ==========

Allowance for loan losses ....            2,239                              1,754
                                     ----------                         ----------

      Net loans ..............       $  272,860                         $  273,191
                                     ==========                         ==========


         Nonperforming Assets. Nonperforming assets at June 30, 2002 and December 31, 2001 were $758,000 and $562,000, respectively. The increase of $196,000, or 34.9%, is primarily due to the prolonged deterioration in general economic conditions.

         The Company generally places a loan on nonaccrual status and ceases to accrue interest when loan payment performance is deemed unsatisfactory. Loans where the interest payments jeopardize the collection of principal are placed on nonaccrual status, unless the loan is both well-secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection.

         The following table presents information regarding nonperforming assets at the dates indicated:

                                                                JUNE 30, 2002   DECEMBER 31, 2001
                                                                -------------   -----------------
                                                                    (DOLLARS IN THOUSANDS)
Nonaccrual loans .............................................       $305              $380
Accruing loans 90 days or more past due ......................        433               144
Other real estate ............................................         20                38
                                                                     ----              ----

      Total nonperforming assets .............................       $758              $562
                                                                     ====              ====

Nonperforming assets to total assets .........................       0.17%             0.12%
Nonperforming assets to total loans and other real estate ....       0.28%             0.20%

         Allowance for Loan Losses. The Company has several systems in place to assist in maintaining the overall quality of its loan portfolio. The Company has established underwriting guidelines to be followed at each of its banking centers. The Company also monitors its delinquency levels for any negative or adverse trends and particularly monitors credits that have a total exposure of $75,000 or more.

         The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The Company utilizes a model to determine the specific and general portions of the allowance for loan losses. Through the loan review process, management assigns one of six loan grades to each loan, according to payment history, collateral values and financial condition of the borrower. Specific reserves are allocated for loans assigned to a grade of "watch" or below, meaning that management has determined that deterioration in a loan has occurred. The percentage of the specific allocation for each loan is based on the risk elements attributable to that particular loan. In addition, a general allocation is made for all loans in an amount determined based on general economic condition, historical loan loss experience, loan growth within a category, amount of past due loans and peer averages. Management maintains the allowance based on the amounts determined using the procedures set forth above.

         For the six months ended June 30, 2002, net loan charge-offs were $365,000 or 0.13% of average loans outstanding compared with $761,000 or 0.29% for the year ended December 31, 2001. At June 30, 2002 and December 31, 2001, the allowance for loan losses aggregated $2.2 million and $1.8 million, or 0.81% and 0.61% of total loans, respectively. At June 30, 2002,The allowance for loan losses as a percentage of nonperforming loans was 329.6% compared with 334.7% at December 31, 2001.

         The following table presents for the periods ended an analysis of the allowance for loan losses and other related data:

                                                               SIX MONTHS ENDED      YEAR ENDED
                                                                 JUNE 30, 2002    DECEMBER 31, 2001
                                                               ----------------   -----------------
                                                                        (DOLLARS IN THOUSANDS)
Average total loans outstanding ............................       $ 274,587         $ 264,129
                                                                   =========         =========

Total loans outstanding at end of period ...................       $ 275,099         $ 274,945
                                                                   =========         =========

Allowance for loan losses at beginning of period ...........           1,754             1,590
Provision for loan losses ..................................             850               925
Charge-offs:
   Commercial and industrial ...............................            (263)             (389)
   Real estate .............................................            --                 (37)
   Consumer ................................................            (596)             (881)
   Other ...................................................            --                 (76)
                                                                   ---------         ---------

      Total charge-offs ....................................            (859)           (1,383)
                                                                   ---------         ---------

Recoveries:
   Commercial and industrial ...............................             110               153
   Real estate .............................................              13                23
   Consumer ................................................             363               434
   Other ...................................................               8                12
                                                                   ---------         ---------

      Total recoveries .....................................             494               622
                                                                   ---------         ---------

Net loan charge-offs .......................................            (365)             (761)
                                                                   ---------         ---------

Allowance for loan losses at end of period .................       $   2,239         $   1,754
                                                                   =========         =========


Ratio of allowance to end of period total loans ............            0.81%             0.64%
Ratio of net loan charge-offs to average total loans .......            0.13%             0.29%
Ratio of allowance to end of period nonperforming loans ....          329.61%           334.73%

         Securities. At June 30, 2002, the securities portfolio totaled $110.1 million, reflecting an increase of $100,000 or 0.1% from $110.0 million at December 31, 2001. During the six months ended June 30, 2002, the Company originated $65.5 million in mortgage loans and sold them to FNMA in various mortgage pools. Additionally, the Company sold $64.1 million of securities in an effort to reposition the portfolio for current economic conditions and to provide funding for loan growth.

         Deposits. At June 30, 2002, total deposits were $371.8 million, down $3.9 million or 1.0% from $375.7 million at December 31, 2001. Non-interest-bearing deposits at June 30, 2002 decreased by $3.3 million or 4.6% to $68.7 million from $72.0 million at December 31, 2001. Interest-bearing deposits at June 30, 2002 decreased by $600,000 or 0.2% to $303.1 million from $303.7 million at December 31, 2001. The Company's ratios of noninterest-bearing demand deposits to total deposits for June 30, 2002 and December 31, 2001 were 18.5% and 19.2%, respectively.

         Borrowings. Borrowings consist of short-term and long-term advances from the Federal Home Loan Bank (FHLB). Federal funds purchased increased $9.4 million to $10.0 million at June 30, 2002 from $647,000 at December 31, 2001. Borrowings decreased $15.8 million to $23.4 million at June 30, 2002 from $39.2 million at December 31, 2001. The maturity dates for the FHLB borrowings range from the years 2002 to 2013 and have interest rates from 2.65% to 5.91%. Additionally, the Company had three unused, unsecured lines of credit with correspondent banks totaling $30.0 million at June 30, 2002 and $29.4 million at December 31, 2001.

         Liquidity. Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. The Company's liquidity needs are primarily met by growth in core deposits. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, The Company does not rely on these external funding sources. The Company maintains investments in liquid assets based upon management's assessment of cash needs, expected deposit flows, objectives of its asset/liability management program, availability of federal funds or FHLB advances, and other available yield on liquid assets. Several options are available to increase liquidity, including loan originations, increasing deposit marketing activities, and borrowing from the FHLB or correspondent banks. The cash and federal funds sold position, supplemented by amortizing investments along with payments and maturities within the loan portfolio, have historically created an adequate liquidity position.

         Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. At June 30, 2002, the Company has cash and cash equivalents of $20.6 million, down from $32.7 million at December 31, 2001. The decrease is mainly attributed to the reduction of FHLB borrowings of $15.8 million and deposit withdrawals of $3.9 million, partially offset by a $9.4 million increase in federal funds purchased.

         Capital Resources. Shareholders' equity increased from $27.4 million at December 31, 2001 to $30.6 million at June 30, 2002, an increase of $3.2 million or 11.7%. The increase was primarily due to a net addition to undivided profits of $2.8 million and a $731,000 improvement in unrealized securities losses, offset by cash dividends paid of $499,000.

         The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of June 30, 2002 to the minimum and well-capitalized regulatory standards.

                                                                   TO BE WELL
                                                                  CAPITALIZED
                                                                  UNDER PROMPT
                                                MINIMUM            CORRECTIVE
                                              REQUIRED FOR           ACTION         ACTUAL RATIO AT
                                            CAPITAL PURPOSES       PROVISIONS        JUNE 30, 2002
                                            ----------------      -------------    -----------------
THE COMPANY
   Leverage ratio........................       4.00% (1)             N/A                 6.85%
   Tier 1 risk-based capital ratio.......       4.00%                 N/A                10.40%
   Risk-based capital ratio..............       8.00%                 N/A                11.17%
THE BANK
   Leverage ratio........................       4.00% (2)           5.00%                 6.58%
   Tier 1 risk-based capital ratio.......       4.00%               6.00%                10.03%
   Risk-based capital ratio..............       8.00%              10.00%                10.81%

---------

(1) The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2) The FDIC may require the Bank to maintain a leverage above the required minimum.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         There have been no material changes since December 31, 2001. For more information regarding quantitative and qualitative disclosures about market risk, please refer to the Company's Registration Statement on Form S-4 (Registration No. 333-84644), and in particular, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity and Market Risk."


                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) Not applicable

         (b) Not applicable

         (c) Recent Sales of Unregistered Securities. On June 14, 2002, the Company sold 4,000 shares of Common Stock to certain individuals at $19.00 per share. Each sale was for cash and was made pursuant to the registration exemption provided by Section 3(a)(11) of the Securities Act of 1933, as amended.

         (d) Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Shareholders was held on May 6, 2002. At the meeting, the shareholders of the Company considered and acted upon the following proposals:

         1. Bruce Frenzel and James D. Selman, Jr. were elected as Class I directors to serve on the Company's Board of Directors until the Company's 2005 Annual Meeting of Shareholders and until their successors are duly elected and qualified. With respect to Bruce Frenzel, 1,860,089 shares were voted in favor of his election and 71,210 shares were withheld from voting. With respect to James D. Selman, Jr., 1,760,730 shares were voted in favor of his election and 170,569 shares were withheld from voting.

         2. The shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 3,000,000 shares to 20,000,000 shares. A total of 1,846,627 shares were voted in favor of the amendment, 67,332 shares were voted against the amendment and 17,340 shares abstained from voting.

         3. The shareholders approved an amendment the Company's Articles of Incorporation to clarify that the affirmative vote of the holders of not less than seventy percent (70%) of the shares of the Common Stock and seventy percent (70%) of each other class of the outstanding capital stock is required to approve a merger or consolidation in which the Company will not be the surviving entity. A total of 1,835,810 shares were voted in favor of the amendment, 79,509 shares were voted against the amendment and 15,980 shares abstained from voting.


ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6A. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

   EXHIBIT                        IDENTIFICATION
   NUMBER                           OF EXHIBIT
   -------                        --------------
     3.1          Articles of Texas United Bancshares, Inc., as amended.

    99.1          Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2          Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6B. REPORTS ON FORM 8-K

         Not applicable


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      By: /s/ L. Don Stricklin
                                          ------------------------------------
      Date: August 14, 2002               L. Don Stricklin
                                          President and Chief Executive Officer
                                          (principal executive officer)


      Date: August 14, 2002           By: /s/ Thomas N. Adams
                                          ------------------------------------
                                          Thomas N. Adams
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (principal financial officer/
                                          principal accounting officer)

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                         DESCRIPTION
   -------                        -----------
     3.1          Articles of Incorporation, as amended


    99.1          Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2          Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.