Form 10-Q
period 2002-09-30
TEXAS UNITED BANCSHARES INC
filed 2002-11-14
CIK 1169238

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

 [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                            ------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act). Yes [ ] No [X].

         As of October 31, 2002, the number of outstanding shares of Common Stock, par value $1.00 per share, was 2,644,054.


================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                                        2002            2001
                                                                                    -------------   ------------
                                                                                     (UNAUDITED)
                                ASSETS
      Cash and cash equivalents:
         Cash and due from banks................................................      $ 20,877        $ 21,466
         Federal funds sold and other temporary investments.....................           ---          11,200
                                                                                      --------        --------
            Total cash and cash equivalents.....................................        20,877          32,666
      Investment securities available-for-sale, at fair value...................       124,032         109,877
      Loans, net................................................................       344,786         272,374
      Loans held for sale.......................................................        18,783             817
      Premises and equipment, net...............................................        23,357          18,882
      Accrued interest receivable...............................................         2,926           2,605
      Goodwill..................................................................         9,550           6,889
      Core deposit intangibles..................................................           543             ---
      Mortgage servicing rights.................................................         2,533           1,349
      Other assets..............................................................        10,865           8,170
                                                                                      --------        --------
            Total assets........................................................      $558,252        $453,629
                                                                                      ========        ========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
      Deposits:
         Noninterest-bearing....................................................       $80,455         $71,976
         Interest-bearing.......................................................       361,517         303,712
                                                                                      --------        --------
            Total deposits......................................................       441,972         375,688

      Federal funds purchased...................................................        15,782             647
      Other liabilities.........................................................         6,558           3,690
      Borrowings................................................................        48,746          39,232
      Subordinated notes and debentures.........................................         3,663             ---
                                                                                      --------        --------
            Total liabilities...................................................       516,721         419,257
                                                                                      --------        --------
      Commitments and contingencies.............................................           ---             ---
      Company obligated mandatorily redeemable capital securities of subsidiary
         trust..................................................................         7,000           7,000
      Shareholders' equity:
         Preferred stock, $1.00 par value, 500,000 shares authorized, none of
            which are issued and outstanding....................................           ---             ---
         Common stock, $1.00 par value, 20,000,000 shares authorized as of
            September 30, 2002 and 3,000,000 shares authorized as of December
            31, 2001; 2,644,054 shares issued and 2,635,324 shares outstanding as of September 30, 2002 and 2,502,145 shares issued and 2,483,392
            shares outstanding as of December 31, 2001..........................         2,644           2,502
         Additional paid-in capital.............................................        16,664          14,136
         Retained earnings......................................................        13,995          11,342
         Accumulated other comprehensive income (loss)..........................         1,390            (275)
         Less treasury stock, at cost...........................................          (162)           (333)
                                                                                      --------        --------
               Total shareholders' equity.......................................        34,531          27,372
                                                                                      --------        --------
               Total liabilities and shareholders' equity.......................      $558,252        $453,629
                                                                                      ========        ========


      See accompanying notes to condensed consolidated financial statements

                 TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                             ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                            ----------------------         -----------------------
                                                             2002            2001            2002            2001
                                                            ------          ------         -------         -------
  Interest income:
     Loans.......................................           $7,004          $6,254         $18,718         $18,382
     Investment securities:
        Taxable..................................            1,248             943           3,752           2,634
        Tax-exempt...............................              161             308             698             952
     Federal funds sold and other temporary
        investments..............................               39              57              92             398
                                                            ------          ------         -------         -------
          Total interest income..................            8,452           7,562          23,260          22,366
                                                            ------          ------         -------         -------
  Interest expense:
     Deposits....................................            1,988           2,830           6,042           8,929
     Federal funds purchased.....................              118              30             287              74
     Borrowings..................................              216             201             582             431
      Subordinated notes and debentures                         77             ---              77             ---
  Company obligated mandatorily redeemable capital
        securities of subsidiary trust.........                194             184             577             602
                                                            ------          ------         -------         -------
          Total interest expense.................            2,593           3,245           7,565          10,036
                                                            ------          ------         -------         -------

  Net interest income............................            5,859           4,317          15,695          12,330
  Provision for loan losses......................              500             256           1,350             512
                                                            ------          ------         -------         -------
  Net interest income after provision for loan
     losses......................................            5,359           4,061          14,345          11,818
                                                            ------          ------         -------         -------
  Non-interest income:
     Service charges on deposit accounts.........            1,518           1,083           3,927           3,185
     Net servicing fees..........................             (263)            141           1,139             356
     Gain on sale of investment securities, net..              397              37             949             129
     Other non-interest income...................              546             410           1,789           1,280
                                                            ------          ------         -------         -------
          Total non-interest income..............            2,198           1,671           7,804           4,950
                                                            ------          ------         -------         -------

  Non-interest expense:
     Employee compensation and benefits..........            3,206           2,242           9,140           6,925
     Occupancy...................................            1,336             638           2,879           1,746
     Other non-interest expense..................            2,235           1,502           5,436           4,414
                                                            ------          ------         -------         -------
          Total non-interest expense.............            6,777           4,382          17,455          13,085
                                                            ------          ------         -------         -------

  Income before provision for income taxes.......              780           1,350           4,694           3,683
  Provision for income taxes.....................              189             300           1,278             723
                                                            ------          ------         -------         -------
  Net income.....................................           $  591          $1,050          $3,416          $2,960
                                                            ======          ======          ======          ======

  Earnings per common share:
     Basic.......................................           $ 0.23          $ 0.42          $ 1.35          $ 1.19
     Diluted.....................................           $ 0.22          $ 0.41          $ 1.30          $ 1.15
  Dividends declared per common share:
      Basic......................................           $ 0.10          $ 0.10          $ 0.30          $ 0.26
      Diluted....................................           $ 0.10          $ 0.10          $ 0.29          $ 0.25
  Weighted average shares outstanding:
     Basic.......................................            2,589           2,483           2,523           2,480
     Diluted.....................................            2,703           2,584           2,637           2,581


      See accompanying notes to condensed consolidated financial statements

                 TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                         ---------------------          ----------------------
                                                          2002           2001            2002            2001
                                                         ------         ------          ------          ------
  Net income......................................       $  591         $1,050          $3,416          $2,960
                                                         ======         ======          ======          ======
  Other comprehensive income (loss), net of tax:
     Unrealized holding gains on investment
        securities arising during the period......        1,196            944           2,291           1,589
      Less: reclassification adjustment for
        gains included in net income..............          262             24             626              85
                                                         ------         ------          ------          ------
     Other comprehensive income...................          934            920           1,665           1,504
                                                         ------         ------          ------          ------
     Total comprehensive income...................       $1,525         $1,970          $5,081          $4,464
                                                         ======         ======          ======          ======

      See accompanying notes to condensed consolidated financial statements

                 TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                        YEAR ENDED DECEMBER 31, 2001 AND
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                     ACCUMULATED
                                                            ADDITIONAL                 OTHER       TREASURY
                                         COMMON STOCK        PAID-IN    RETAINED    COMPREHENSIVE    STOCK
                                        SHARES    AMOUNT     CAPITAL    EARNINGS    INCOME (LOSS)   AT COST   TOTAL
                                       ---------  -------   ----------  --------    -------------   ------- --------

  Balance at January 1, 2001........   2,486,065  $2,486      $13,901      $9,011          $(663)    $(131)  $24,604
  Net income........................         ---     ---          ---       3,224            ---       ---     3,224
  Other comprehensive income........         ---     ---          ---         ---            388       ---       388
  Issuance of common stock upon
     exercise of employee stock
     options........................      16,080      16          122         ---            ---       ---       138
  Compensation related to exercise
     of stock options...............         ---     ---          105         ---            ---       ---       105
  Purchase of treasury stock........         ---     ---          ---         ---            ---      (417)     (417)
  Sale of treasury stock............         ---     ---            8         ---            ---       215       223
  Dividends.........................         ---     ---          ---        (893)           ---       ---      (893)
                                       ---------  ------      -------     -------         ------     -----   -------
  Balance at December 31, 2001......   2,502,145  $2,502      $14,136     $11,342         $ (275)    $(333)  $27,372
                                       =========  ======      =======     =======         ======     =====   =======

                                                                                     ACCUMULATED
                                                            ADDITIONAL                  OTHER       TREASURY
                                         COMMON STOCK        PAID-IN    RETAINED    COMPREHENSIVE     STOCK
                                        SHARES    AMOUNT     CAPITAL    EARNINGS    INCOME (LOSS)    AT COST   TOTAL
                                      ---------   ------    ----------  --------    -------------    -------  -------
 Balance at January 1, 2002........   2,502,145   $2,502     $14,136     $11,342         $(275)      $(333)   $27,372
 Net income........................         ---      ---         ---       3,416           ---         ---      3,416
 Other comprehensive income........         ---      ---         ---         ---         1,665         ---      1,665
 Issuance of common stock
   upon exercise of employee stock
   options.........................       4,206         4         32         ---           ---         ---         36
 Issuance of common stock
   related to the acquisition
   of The Bryan-College Station
   Financial Holding Company.......     137,703      138       2,477         ---           ---         ---      2,615
 Sale of treasury stock............         ---      ---          19         ---           ---         171        190
 Dividends.........................         ---      ---         ---        (763)          ---         ---       (763)
                                      ---------   ------     -------     -------        ------       -----    -------
 Balance at September 30, 2002.....   2,644,054   $2,644     $16,664     $13,995        $1,390       $(162)   $34,531
                                      =========   ======     =======     =======        ======       ======   =======


      See accompanying notes to condensed consolidated financial statements

                 TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         FOR THE NINE MONTHS
                                                                                          ENDED SEPTEMBER 30,
                                                                                      ---------------------------
                                                                                           2002           2001
                                                                                      --------------  ------------
      Cash flows from operating activities:
         Net income................................................................         $3,416         $2,960
         Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization..........................................          1,474          1,157
            Impairment on mortgage servicing rights................................            306             --
            Provision for loan losses..............................................          1,350            512
            Gain on sales of securities, net.......................................           (949)          (129)
            Loss on sale of other real estate, loans, premises and equipment.......              1            223
            Amortization of premium, net of discounts on securities................            210             88
            Changes in:
              Other assets.........................................................         (5,211)        (3,474)
              Other liabilities....................................................          2,868          2,749
                                                                                          --------       --------
                 Net cash  provided by operating activities........................          3,465          4,086
                                                                                          --------       --------
      Cash flows from investing activities:
            Purchases of securities available-for-sale.............................       (108,474)       (38,443)
            Proceeds from sales, maturities, and principal paydowns of securities
              available-for-sale...................................................         94,078         25,650
            Net change in loans....................................................        (35,035)       (36,350)
            Proceeds from sale of other real estate, loans, premises and equipment.          4,204          3,438
            Net increase in cash resulting from acquisitions.......................         19,087            ---
            Purchases of premises and equipment....................................         (5,675)        (2,236)
                                                                                          --------       --------
              Net cash used by investing activities................................        (31,815)       (47,941)
                                                                                          --------       --------
      Cash flows from financing activities:
         Net change in:
            Deposits...............................................................         (7,573)        20,726
            Other borrowings.......................................................          9,514         (2,167)
            Federal funds purchased................................................         15,135          7,600
         Net proceeds from issuance of common stock upon exercise of
            employee stock options.................................................             36            138
         Treasury stock sold.......................................................            190            187
         Treasury stock purchased .................................................            ---           (415)
         Dividends paid............................................................           (741)          (591)
                                                                                          --------       --------
              Net cash  provided by financing activities...........................         16,561         25,478
                                                                                          --------       --------
      Net decrease in cash and cash equivalents....................................        (11,789)       (18,377)
      Cash and cash equivalents at beginning of period.............................         32,666         33,463
                                                                                          --------       --------
      Cash and cash equivalents at end of period...................................       $ 20,877       $ 15,086
                                                                                          ========       ========

      See accompanying notes to condensed consolidated financial statements

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

         The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at September 30, 2002, the Company's consolidated results of operations for the three and nine months ended September 30, 2002 and 2001, consolidated cash flows for the nine months ended September 30, 2002 and 2001, and consolidated changes in shareholders' equity for the nine months ended September 30, 2002 and the year ended December 31, 2001. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2001 year-end consolidated balance sheet and statement of changes in shareholders' equity data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

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

2.       BUSINESS ACQUISITION AND COMBINATION

         On July 31, 2002, the Company completed the acquisition of The Bryan-College Station Financial Holding Company and its subsidiaries ("Bryan-College Station"). In exchange for all of the issued and outstanding stock of Bryan-College Station, the Company issued 137,703 shares of its common stock and assumed $3.6 million in outstanding debentures. The three locations of First Federal Savings Bank ("First Federal"), Bryan-College Station's wholly owned subsidiary, became banking centers of State Bank. On July 31, 2002, Bryan-College Station reported total consolidated assets of $79.8 million, total loans of $57.8 million, and $73.9 million in deposits.

3.       NEW ACCOUNTING PRONOUNCEMENTS

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS 147"). SFAS 147 provides interpretive guidance on the application of the purchase method of acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS 147 removes acquisitions of financial institutions from the scope of SFAS 72, "Accounting for Certain Acquisitions of Banking and Thrift Institutions", and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method". SFAS 147 requires that those transactions be accounted in accordance with SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Identifiable Assets". Thus, the requirement of SFAS 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, SFAS 147 amends SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. The Company will no longer amortize approximately $400,000 related to unidentifiable intangible assets acquired in connection with the Pleasanton and Texas Guaranty acquisitions. The provisions of the Statement shall be effective for acquisitions on or after October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective October 1, 2002, with earlier application permitted. If the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of that asset shall be reclassified to goodwill as of the later of the date of acquisition or the date that SFAS 142 is applied in its entirety, which was January 1, 2002 for the Company. Any amortization of the unidentifiable intangible asset recorded from the date of adoption of SFAS 142 to the date of adoption of SFAS 147 shall be removed. As of September 30, 2002, the Company reclassified $3.5 million in unidentifiable intangible assets to goodwill and reversed $300,000 in amortization expense.

4.       EARNINGS PER COMMON SHARE

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

5.       GOODWILL AND OTHER INTANGIBLE ASSETS

                                                          THREE MONTHS                 NINE MONTHS
                                                             ENDED                       ENDED
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                        ---------------------     -----------------------
                                                          (Dollars in thousands, except per share data)
Reported net earnings .............................     $     591   $   1,050     $   3,416     $   2,960
Add back: Goodwill amortization, net of tax benefit            --         139            --           392
                                                        ---------   ---------     ---------     ---------

Adjusted net earnings .............................     $     591   $   1,189     $   3,416     $   3,352
                                                        =========   =========     =========     =========

Basic earnings per share:
      Reported net earnings .......................     $    0.23   $    0.42     $    1.35     $    1.19
      Goodwill amortization, net of tax benefit ...            --        0.06            --          0.16
                                                        ---------   ---------     ---------     ---------

      Adjusted net earnings .......................     $    0.23   $    0.48     $    1.35     $    1.35
                                                        =========   =========     =========     =========

Diluted earnings per share:
      Reported net earnings .......................     $    0.22   $    0.41     $    1.30     $    1.15
      Goodwill amortization, net of tax benefit ...            --        0.05            --          0.15
                                                        ---------   ---------     ---------     ---------

      Adjusted net earnings .......................     $    0.22   $    0.46     $    1.30     $    1.30
                                                        =========   =========     =========     =========


     The gross carrying amount of intangible assets and associated amortization at September 30, 2002 is presented in the following table:

                                                                                                       Accumulated
                                                                                                      Amortization and
                                                                                 Gross Carrying          Impairment
                                                                                     Amount              Valuation
                                                                                 --------------       ----------------
                                                                                     (Dollars in thousands)
Amortized intangible assets:
Mortgage servicing rights................................................            $ 3,450              $  917
Core deposit intangibles.................................................            $   564              $   21

     The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2002. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

     The following table shows the current period and estimated future amortization for intangible assets:

                                                                            MORTGAGE
                                                                           SERVICING    CORE DEPOSIT
                                                                             RIGHTS      INTANGIBLES     TOTAL
                                                                           ---------    ------------     -----
                                                                                 (Dollars in thousands)
Nine months ended September 30, 2002 (actual)........................       $ 571         $ 21           $ 592
Three months ended December 31, 2002 (estimate)......................         105           31             136
Estimate for the year ended December 31,
     2003............................................................         420          119             539
     2004............................................................         420          103             523
     2005............................................................         420           88             508
     2006............................................................         389           72             461
     2007............................................................         342           56             398

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Statements and financial discussion and analysis contained in the Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information about possible or assumed future results of the Company's operations or performance. The use of any of the words "believe," "expect", "anticipate", "estimate", "continue", "intend", "may", "will", "should", or similar expressions, identifies these forward-looking statements. Many possible factors or events could affect the future financial results and performance of the Company and could cause those financial results or performance to differ materially from those expressed in the forward-looking statement. These possible events or factors include, without limitation:

     o deposit attrition, operating costs, customer loss and business disruption are greater than we expect;

     o competitive factors including product and pricing pressures among financial services organizations may increase;

     o the Company may have difficulty integrating the business of any future acquisitions;

     o   changes in the interest rate environment reduce our interest margins;

     o changes in market rates and prices may adversely impact securities, loans, deposits, mortgage servicing rights, and other financial instruments;

     o general business and economic conditions in the markets the Company serves change or are less favorable than it expects;

     o legislative or regulatory changes adversely affect the Company's business;

     o   personal or commercial bankruptcies increase;

     o   changes in accounting principles, policies or guidelines;

     o   changes occur in the securities markets; and

     o technology-related changes are harder to make or more expensive than the Company anticipates.

         A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Company believes it has chosen the assumptions or bases in good faith and that they are reasonable. However, the Company cautions you that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. We will not update these statements unless the securities laws require us to do so.

         General. The Company is a bank holding company formed in June 1998 as a result of the merger of South Central Texas Bancshares, Inc. with and into Premier Bancshares, Inc. At the effective date of the merger, the resulting company changed its name to Texas United Bancshares, Inc. The Company derives substantially all of its net income from its wholly owned subsidiary State Bank. At September 30, 2002, State Bank had seventeen full service banking centers serving twelve counties in central and south central Texas.

         Net income for the three months ended September 30, 2002 was $591,000, a decrease of 41.5% compared with $1.1 million for the same period in 2001. The decrease in net income was primarily due to an increase in non-interest expense, the reduction in fair value on the mortgage servicing rights portfolio, and provisions for loan loss. Net income for the nine months ended September 30, 2002 was $3.4 million representing an increase of 13.3% compared with $3.0 million for the same period in 2001. The increase in net income was primarily due to increases in net interest and non-interest income, offset by higher non-interest expense, the reduction in fair value on the mortgage servicing rights portfolio, and provisions for loan loss. Basic and diluted EPS for the three months ended September 30, 2002 were $0.23 and $0.22 compared with $0.42 and $0.41 for the same period in 2001. For the nine months ended September 30, 2002, basic and diluted EPS were $1.35 and $1.30 compared with $1.19 and $1.15 per share for the same period in 2001.

         At September 30, 2002, total assets were $558.3 million compared with $453.6 million at December 31, 2001. The $104.7 million or 23.1% increase in total assets over December 31, 2001 was attributable to the $79.8 million acquired from Bryan-College Station, and internal growth in investment securities, loans, and other assets. The increase was partially offset by a decrease in cash and cash equivalents. At September 30, 2002, net loans, including loans held for sale, were $363.6 million compared with $273.2 million at December 31, 2001. The Company acquired $57.8 million in loans in connection with the acquisition of Bryan-College Station. Total deposits at September 30, 2002 were $442.0 million compared to $375.7 million at December 31, 2001. The $66.3 million or 17.6% increase in deposits over December 31, 2001 is attributed to the $73.9 million in deposits assumed in the Bryan-College Station acquisition partially offset by a $7.6 million deposit run-off due to the strategic lowering of rates in order to lower the cost of funds. Shareholders' equity at September 30, 2002 was $34.5 million compared to $27.4 million at December 31, 2001. The $7.1 million or 25.9% increase is attributed to the Bryan-College Station acquisition, earnings retention, and improvement on the fair market value on available-for-sale securities included in accumulated other comprehensive income. The Company's return on average assets was 0.97% for the nine months ended September 30, 2002, down from the 0.99% for the same period in 2001. The return on average shareholders' equity was 15.4% for the nine months ended September 30, 2002, up from 15.0% for the same period in 2001.

         Net Interest Income. For the three months ended September 30, 2002, net interest income, before the provision for loan losses, increased by 37.2% to $5.9 million from $4.3 million in the same period in 2001. The increase was primarily due to the strategic lowering of the cost of funds in relation to the decrease in rates on earning assets. This has resulted in lower rates paid for interest-bearing liabilities that were partially offset by lower yields on earning assets and the interest expense on subordinated debentures assumed from Bryan-College Station. For the three months ended September 30, 2002 and 2001, the net interest margins and spreads widened by 17 basis points to 4.93% from 4.76% and by 52 basis points to 4.72% from 4.20%, respectively.

         For the nine months ended September 30, 2002, net interest income, before the provision for loan losses, increased by 27.6% to $15.7 million compared with $12.3 million over the same period in 2001. For the nine months ended September 30, 2002 and 2001, the net interest margins and spreads widened by 30 basis points to 5.02% from 4.72% and by 59 basis points to 4.74% from 4.15%, respectively. The widening of the net interest margin was a combined result of increased volumes in investments and loan balances, and a decrease in the cost of funds.

         Interest income for the three months ended September 30, 2002 was $8.5 million compared to $7.6 million for the same period in 2001. As compared to the three months ended September 30, 2001, the average total loan volumes for the three months ended September 30, 2002 increased by $88.9 million or 33.5% and the average yield on average total loan volume decreased 151 basis points to 7.84%. As compared with the three months ended September 30, 2001, average total investment volumes for the three months ended September 30, 2002 increased by $24.1 million or 26.8% and the average yield on average investments decreased by 61 basis points. For the three months ended September 30, 2002, as compared to the same period in 2001, the yield on total average earning assets decreased by 123 basis points to 7.11%.

         Interest income for the nine months ended September 30, 2002 was $23.3 million compared to $22.4 million for the same period in 2001. In a period of decreasing interest rates, this stability was maintained through growth in average earning assets. As compared to the nine months ended September 30, 2001, the average total loan volumes for the nine months ended September 30, 2002 increased by $46.9 million or 18.5% and the average yield on average total loans decreased by 136 basis points to 8.31%. As compared with the nine months ended September 30, 2001, average total investment volumes for the nine months ended September 30, 2002 increased by $27.0 million or 31.2% and the average yield on average investments decreased by 30 basis points. For the nine months ended September 30, 2002, as compared to the same period in 2001, the yield on total average earning assets decreased by 111 basis points to 7.45%.

         Interest expense decreased for the three months ended September 30, 2002 by $600,000 or 18.8% to $2.6 million, compared with $3.2 million for the same period in 2001. The decreased interest expense was the result of higher average interest bearing deposit volumes coupled with lower interest rates paid on those deposits. Average interest bearing deposit volumes increased by $119.1 million or 38.3% for the three months ended September 30, 2002 compared to the same period in 2001. For the same periods, the average rates paid on interest bearing deposits decreased by 175 basis points to 2.39%.

         For the nine months ended September 30, 2002, interest expense decreased by $2.4 million or 24.0% to $7.6 million compared with $10.0 million for the same period in 2001. The decreased interest expense was the result of higher interest bearing deposit volumes coupled with lower interest rates paid on those deposits. Average interest bearing deposit volumes increased by $69.2 million or 22.8% for the nine months ended September 30, 2002 compared to the same period in 2001. For the same periods, the average rates paid on deposits decreased by 170 basis points or 2.71%.

         The following tables set forth, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities and the net interest margin on average total interest-earning assets for the same periods. Nonaccruing loans have been included in the table as loans carrying a zero yield.

                                                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                       -----------------------------------------------------------------------------
                                                           2002                                     2001
                                       -------------------------------------------- --------------------------------
                                             AVERAGE         INTEREST     AVERAGE      AVERAGE   INTEREST  AVERAGE
                                           OUTSTANDING        EARNED/      YIELD/    OUTSTANDING  EARNED/   YIELD/
                                             BALANCE           PAID       RATE (1)     BALANCE      PAID    RATE (1)
                                       -------------------- ------------ ---------- ------------- -------- ---------
                                                                  (DOLLARS IN THOUSANDS)
  ASSETS
  Interest-earning assets:
     Total loans.....................         $354,191         $7,004       7.84%     $265,263     $6,254     9.35%
     Taxable securities..............           99,653          1,248        4.97       62,490        943      5.99
     Tax-exempt securities...........           14,540            161        4.39       27,653        308      4.42
     Federal funds sold and
         other temporary
         investments.................            3,467             39        4.46        4,499         57      5.03
                                              --------         ------                 --------     ------
     Total interest earning assets...          471,851          8,452        7.11      359,905      7,562      8.34
                                                               ------                              ------
     Less allowance for loan losses..            3,041                                   1,686
                                              --------                                --------
  Total interest-earning assets, net
    of allowance for loan losses.....          468,810                                 358,219
  Noninterest-earning assets.........           70,949                                  51,292
                                              --------                                --------
        Total assets.................         $539,759                                $409,511
                                              ========                                ========
  LIABILITIES AND SHAREHOLDERS'
    EQUITY
  Interest-bearing liabilities:
       Interest-bearing demand
         deposits....................         $113,109           $361       1.27%      $81,758       $507     2.46%
       Savings and money market
         accounts....................           69,733            217        1.23       46,427        293      2.50
       Time deposits.................          195,280          1,410        2.86      154,368      2,030      5.22
       Federal funds purchased.......            9,368            118        5.00        3,226         30      3.69
       Company obligated mandatorily
         redeemable capital
         securities of subsidiary
         trust.......................            7,000            194       10.99        7,000        184     10.43
       Other borrowings..............           33,140            216        2.59       18,226        201      4.38
       Subordinated notes and
         debentures..................            2,442             77       12.51          ---        ---       ---
                                              --------         ------                 --------      -----
  Total interest-bearing
    liabilities......................          430,072          2,593        2.39      311,005      3,245      4.14
                                                               ------                               -----
  Noninterest-bearing liabilities:
     Noninterest-bearing demand
       deposits......................           70,660                                  65,505
     Other liabilities...............            5,389                                   4,726
                                              --------                                --------
        Total liabilities............          506,121                                 381,236

  Shareholders' equity...............           33,638                                  28,275
                                              --------                                --------
  Total liabilities and
    shareholders' equity.............         $539,759                                $409,511
                                              ========                                ========
  Net interest income................                          $5,859                              $4,317
                                                             ========                            ========
  Net interest spread................                                       4.72%                              4.20%
  Net interest margin................                                       4.93%                              4.76%

           (1) Annualized

                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                       ------------------------------------------------------------------------------
                                                           2002                                     2001
                                       -------------------------------------------- ---------------------------------
                                             AVERAGE         INTEREST     AVERAGE     AVERAGE     INTEREST AVERAGE
                                           OUTSTANDING        EARNED/     YIELD/     OUTSTANDING  EARNED/   YIELD/
                                             BALANCE           PAID      RATE (1)      BALANCE     PAID    RATE (1)
                                       -------------------- ------------ ---------- ------------- -------- ---------
                                                                  (DOLLARS IN THOUSANDS)
  ASSETS
  Interest-earning assets:
     Total loans.....................         $301,121        $18,718       8.31%     $254,196   $18,382     9.67%
     Taxable securities..............           92,994          3,752       5.39        58,615     2,634     6.01
     Tax-exempt securities...........           20,572            698       4.54        27,912       952     4.56
     Federal funds sold and other
       temporary investments.........            2,964             92       4.15         8,624       398     6.17
                                              --------        -------                 --------   -------
     Total interest earning assets...          417,651         23,260       7.45       349,347    22,366     8.56
                                                              -------                            -------
     Less allowance for loan losses..            2,580                                   1,678
                                              --------                                --------
  Total interest-earning assets,
     net of allowance for loan
     losses..........................          415,071                                 347,669
  Noninterest-earning assets.........           59,280                                  49,426
                                              --------                                --------
        Total assets.................         $474,351                                $397,095
                                              ========                                ========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest-bearing liabilities:
     Interest-bearing demand
       deposits......................         $103,786         $1,231       1.58%     $78,047    $1,491     2.55%
     Savings and money market
       accounts......................           60,842            691       1.52       51,587     1,038     2.69
     Time deposits...................          164,985          4,120       3.34      153,482     6,400     5.57
     Federal funds purchased.........           10,639            287       3.61        2,525        74     3.92
     Company obligated manditorily
       redeemable capital securities
       of subsidiary trust...........            7,000            577      11.02        7,000       602    11.50
     Other borrowings..............             25,238            582       3.08       11,434       431     5.04
     Subordinated notes and
       debentures....................              814             77      12.65          ---       ---      ---
                                              --------         ------                 --------   ------
  Total interest-bearing liabilities.          373,304          7,565       2.71       304,075   10,036     4.41
                                                               ------                            ------
  Noninterest-bearing liabilities:
     Noninterest-bearing demand
       deposits......................           64,763                                  62,505
     Other liabilities...............            5,760                                   4,169
                                              --------                                --------
        Total liabilities............          443,827                                 370,749
  Shareholders' equity...............           30,524                                  26,346
                                              --------                                --------
  Total liabilities and shareholders'
    equity...........................         $474,351                                $397,095
                                              ========                                ========
  Net interest income.....................                    $15,695                           $12,330
                                                              =======                           =======
  Net interest spread.....................                                  4.74%                            4.15%
  Net interest margin.....................                                  5.02%                            4.72%

           (1) Annualized

         The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to outstanding balances and changes in interest rates for the three and nine month periods ended September 30, 2002 compared with the same periods ended September 30, 2001. For purposes of these tables, changes attributable to both rate and volume have been allocated proportionately to the change due to volume and rate.

                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                             -----------------------------------------------
                                                                              2002 VS. 2001
                                                             -----------------------------------------------
                                                                  INCREASE (DECREASE)
                                                                       DUE TO
                                                             ----------------------------
                                                                 VOLUME          RATE             TOTAL
                                                             -------------   ------------     --------------
                                                                         (DOLLARS IN THOUSANDS)
    INTEREST-EARNING ASSETS:
       Total loans..........................................        $1,743         $(993)           $750
       Securities...........................................           289          (131)            158
       Federal funds sold and other temporary
        investments.........................................          (115)           97             (18)
                                                                    ------        ------          ------
          Total increase (decrease) in interest income......         1,917        (1,027)            890
    INTEREST-BEARING LIABILITIES:
       Interest-bearing demand deposits.....................            99          (245)           (146)
       Savings and money market accounts....................            72          (148)            (76)
       Time deposits........................................           293          (913)           (620)
       Federal funds purchased..............................            77            11              88
       Company obligated mandatorily redeemable capital
          securities of subsidiary trust....................           ---            10              10
       Other borrowings.....................................            97           (82)             15
       Subordinated notes and debentures....................            77           ---              77
                                                                    ------        ------          ------
          Total increase (decrease) in interest expense.....           715        (1,367)           (652)
                                                                    ------        ------          ------
    Increase in net interest income.........................        $1,202          $340          $1,542
                                                                    ======        ======          ======

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                             -----------------------------------------------
                                                                              2002 VS. 2001
                                                             -----------------------------------------------
                                                                  INCREASE (DECREASE)
                                                                         DUE TO
                                                             ----------------------------
                                                                 VOLUME          RATE              TOTAL
                                                             --------------   -----------     --------------
                                                                         (DOLLARS IN THOUSANDS)
    INTEREST-EARNING ASSETS:
       Total loans..........................................        $2,925       $(2,589)           $336
       Securities...........................................         1,065          (201)            864
       Federal funds sold and other temporary investments...          (176)         (130)           (306)
                                                                    ------        ------          ------
          Total increase (decrease) in interest income......         3,814        (2,920)            894
    INTEREST-BEARING LIABILITIES:
       Interest-bearing demand deposits.....................           305          (565)           (260)
       Savings and money market accounts....................           106          (453)           (347)
       Time deposits........................................           288        (2,568)         (2,280)
       Federal funds purchased..............................           220           (7)             213
       Company obligated mandatorily redeemable capital
         securities of subsidiary trust.....................           ---           (25)            (25)
       Other borrowings.....................................           319          (168)            151
       Subordinated notes and debentures....................            77           ---              77
                                                                    ------        ------          ------
          Total increase (decrease) in interest expense.....         1,315        (3,786)         (2,471)
                                                                    ------        ------          ------
    Increase in net interest income.........................        $2,499          $866          $3,365
                                                                    ======        ======          ======

         Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company's allowance for loan losses to a level deemed adequate by management to absorb probable losses inherent in the loan portfolio. For the three and nine months ended September 30, 2002 compared to the same periods in 2001, the provision increased by $244,000 or 95.3% to $500,000, and increased by $838,000 or 163.7% to $1.4 million, respectively. The allowance for loan losses at September 30, 2002 was $3.4 million, compared with $1.8 million at December 31, 2001. During the latter part of 2001 and in 2002, management increased the provisions made primarily due to growth in the loan portfolio and changes in the Central Texas economy. At September 30, 2002, the ratio of loan loss allowance to total loans was 0.92% compared with 0.64% at December 31, 2001.

         Noninterest Income. Noninterest income for the three months ended September 30, 2002 and 2001 was $2.2 million and $1.7 million, respectively, an increase of $500,000 or 29.4%. The increase is primarily attributed to an increase in service charges and gains on the sale of investments, partially offset by mortgage servicing rights amortization and impairment charges. For the nine months ended September 30, 2002 and 2001, noninterest income was $7.8 million and $5.0 million, respectively, an increase of $2.8 million or 56.0%. The increase is primarily attributed to an increase in service charges, mortgage servicing rights income, and gains on the sale of investments.

         Mortgage servicing fees, net of amortization and impairment, were ($263,000) for the three months ended September 30, 2002 as compared to $141,000 for the same period in 2001. For the nine months ended September 30, 2002, mortgage servicing fees, net of amortization and impairment, were $1.1 million as compared to $356,000 for the same period in 2001. The Company recorded a $306,000 impairment charge in the third quarter 2002 to reflect fair value of the mortgage servicing rights asset. The decrease in fair value of capitalized mortgage servicing rights is a result of the decline in the 10-year Treasury rate in the third quarter 2002 resulting in historically low mortgage rates and an increase in prepayments of mortgages serviced by the Company.

         Noninterest Expense. For the three months ended September 30, 2002, noninterest expense increased by $2.4 million or 54.5% to $6.8 million, compared to the same period in 2001. For the nine months ended September 30, 2002, noninterest expense increased by $4.4 million or 33.6% to $17.5 million, compared to the same period in 2001. The increase in noninterest expense for both periods was due to additional employee compensation and benefits, expenses incurred from the Bryan-College Station acquisition, increased occupancy, data processing and technology costs, printing and supplies, and advertising.

         The following table presents, for the periods indicated, the major categories in noninterest expense:

                                                             FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                        ------------------------------- --------------------------------
                                                            2002             2001             2002            2001
                                                        -------------- ----------------- ---------------- --------------
                                                                              (DOLLARS IN THOUSANDS)
    Employee compensation and benefits...........            $3,206           $2,242           $9,140          $6,925
    Non-staff expenses:
       Occupancy.................................             1,336              638            2,879           1,746
       Depreciation and amortization.............               902              371            1,605           1,157
       Data processing...........................               301              212              746             480
       Professional fees, consultants, and
          contract labor.........................               227              121              572             325
       Advertising...............................               352              206              753             377
       Printing and supplies.....................               127              104              384             270
       Telecommunications........................               183              282              377             464
       Other noninterest expense.................               143              206              999           1,341
                                                              -----            -----            -----           -----
          Total non-staff expenses...............             3,571            2,140            8,315           6,160
                                                              -----            -----            -----           -----
          Total noninterest expense..............            $6,777           $4,382          $17,455         $13,085
                                                             ======           ======          =======         =======




         Employee compensation and benefits expense represents 47.3% and 52.4% of total noninterest expense for the three and nine months ended September 30, 2002, respectively. Employee compensation and benefits expense for the three months ended September 30, 2002 and 2001 were $3.2 million and $2.2 million, respectively, an increase of $1.0 million or 45.5%. For the nine months ended September 30, 2002 and 2001, employee compensation and benefits expenses was $9.1 million and $6.9 million, respectively, an increase of $2.2 million or 31.9%. The increases for the three and nine month periods ended September 30, 2002 resulted primarily from the costs associated with the additional staff to meet loan growth, addition of the three former First Federal banking centers, the staffing of the trust department, and the addition of two loan production offices. Total full-time equivalent (FTE) employees at September 30, 2002 and 2001 were 282 and 227, respectively.

           For the three months ended September 30, 2002, non-staff expenses increased by $1.4 million or 66.7% compared with the same period in 2001. For the nine months ended September 30, 2002, non-staff expenses increased by $2.1 million or 33.9% compared with the same period in 2001. The increased non-staff expense, both for the three and nine months periods in 2002, was primarily due to acquisition costs of Bryan-College Station, higher occupancy expense from the full effect of opening one banking center in 2001, the trust department in 2002, and two loan production offices in 2002, the upgrade of technology systems, increased advertising and printing costs, as well as other operating systems improvements.

FINANCIAL CONDITION

         Loan Portfolio. Total loans, including loans held for sale, increased by $92.0 million or 33.5%, from $274.9 million at December 31, 2001 to $366.9 million at September 30, 2002. The increase is primarily due to $57.8 million acquired from Bryan-College Station coupled with an increase in real estate and consumer loans and partially offset by a $1.8 million decrease in commercial and industrial loans. At September 30, 2002 and December 31, 2001, the ratio of total loans to total deposits was 83.0% and 73.2%, respectively. For the same periods, total loans represented 65.5% and 60.6% of total assets, respectively.

         Loans held for sale were $18.8 million at September 30, 2002, an increase of $18.0 million compared with $817,000 at December 31, 2001. Loans held for sale represent mortgage loans originated by the Company to be sold to Fannie Mae. The Company retains the servicing on all loans sold to Fannie Mae and records a mortgage servicing right.

         The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

                                                               SEPTEMBER 30, 2002             DECEMBER 31, 2001
                                                          -----------------------------  ----------------------------
                                                             AMOUNT         PERCENT         AMOUNT         PERCENT
                                                          --------------  -------------  -------------   ------------
                                                                          (DOLLARS IN THOUSANDS)
Commercial and industrial..........................           $51,624         14.1%         $53,401         19.4%
Real estate mortgage
   1-4 residential.................................           123,544         33.7          114,663         41.7
   Commercial......................................            57,404         15.6           35,886         13.1
   Held for sale...................................            18,783          5.1              817          0.3
   Other...........................................            50,887         13.9           23,970          8.7
Consumer and other, net............................            64,690         17.6           46,208         16.8
                                                             --------        -----         --------       ------
Total loans........................................          $366,932        100.0%        $274,945        100.0%
                                                                             =====                        ======
Allowance for loan losses..........................             3,363                         1,754
                                                             --------                      --------
      Net loans....................................          $363,569                      $273,191
                                                             ========                      ========


         Nonperforming Assets. Nonperforming assets at September 30, 2002 and December 31, 2001 were $1.3 million and $562,000, respectively. The increase of $779,000, or 138.6%, is primarily due nonperforming loans acquired in the Bryan-College Station acquisition and the prolonged deterioration in general economic conditions.

         The Company generally places a loan on nonaccrual status and ceases to accrue interest when loan payment performance is deemed unsatisfactory, unless the loan is both well-secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection.

         The following table presents information regarding nonperforming assets at the dates indicated:


                                                                       SEPTEMBER 30, 2002        DECEMBER 31, 2001
                                                                       ------------------        -----------------
                                                                                (DOLLARS IN THOUSANDS)
Nonaccrual loans................................................                $847                      $380
Accruing loans 90 days or more past due.........................                 474                       144
Other real estate...............................................                  20                        38
                                                                              ------                      ----
      Total nonperforming assets................................              $1,341                      $562
                                                                              ======                      ====

Nonperforming assets to total assets ...........................                0.24%                     0.12%
Nonperforming assets to total loans and other real estate ......                0.37%                     0.20%

         Allowance for Loan Losses. The Company has several systems in place to assist in maintaining the overall quality of its loan portfolio. The Company has established underwriting guidelines to be followed at each of its banking centers. The Company also monitors its delinquency levels for any negative or adverse trends and particularly monitors credits that have a total exposure of $100,000 or more.

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

         For the nine months ended September 30, 2002, net loan charge-offs were $465,000 or 0.15% of average loans outstanding compared with $761,000 or 0.29% for the year ended December 31, 2001. At September 30, 2002 and December 31, 2001, the allowance for loan losses aggregated $3.4 million and $1.8 million, or 0.92% and 0.64% of total loans, respectively. At September 30, 2002, the allowance for loan losses as a percentage of nonperforming loans was 254.6% compared with 334.7% at December 31, 2001.

         The following table presents for the periods indicated an analysis of the allowance for loan losses and other related data:

                                                                      NINE MONTHS ENDED          YEAR ENDED
                                                                     SEPTEMBER 30, 2002       DECEMBER 31, 2001
                                                                     ------------------       -----------------
                                                                                 (DOLLARS IN THOUSANDS)
Average total loans outstanding.............................            $301,121                 $264,129
                                                                        ========                 ========
Total loans outstanding at end of period....................            $366,932                 $274,945
                                                                        ========                 ========
Allowance for loan losses at beginning of period............               1,754                    1,590
Provision for loan losses...................................               1,350                      925
Balance acquired in the Bryan-College Station
   acquisition..............................................                 724                      ---
Charge-offs:
   Commercial and industrial................................                (263)                    (389)
   Real estate..............................................                  (3)                     (37)
   Consumer.................................................                (919)                    (881)
   Other....................................................                  (1)                     (76)
                                                                         -------                  -------
      Total charge-offs.....................................              (1,186)                  (1,383)
                                                                         -------                  -------
Recoveries:
   Commercial and industrial................................                 208                      153
   Real estate..............................................                  20                       23
   Consumer.................................................                 461                      434
   Other....................................................                  32                       12
                                                                         -------                  -------
      Total recoveries......................................                 721                      622
                                                                         -------                  -------
Net loan charge-offs........................................                (465)                    (761)
                                                                         -------                  -------
Allowance for loan losses at end of period..................             $ 3,363                   $1,754
                                                                         =======                  =======

Ratio of allowance to end of period total loans.............                0.92%                    0.64%
Ratio of net loan charge-offs to average total loans........                0.15%                    0.29%
Ratio of allowance to end of period nonperforming loans.....              254.58%                  334.73%

         Securities. At September 30, 2002, the securities portfolio totaled $124.0 million, reflecting an increase of $14.0 million or 12.7% from $110.0 million at December 31, 2001. During the nine months ended September 30, 2002, the Company purchased $108.5 million in investment securities. Included in this amount, the Company originated $49.4 million in mortgage loans that were sold to Fannie Mae in various mortgage pools and reacquired by the Company as investment securities. Additionally, the Company sold $82.2 million of securities in an effort to reposition the portfolio for current economic conditions and to provide funding for loan growth. The Company also received $12.3 million in maturities and principal paydowns on investment securities.

         Other Assets. At September 30, 2002, other assets totaled $10.9 million, reflecting an increase of $2.7 million or 32.9% from $8.2 million at December 31, 2001. The increase is partially attributed to $904,000 of other assets acquired from Bryan-College Station, a $351,000 increase in prepaid assets, a $421,000 increase in the deferred compensation plan asset, and the purchase of $500,000 in Federal Home Loan Bank ("FHLB") stock.

         Deposits. At September 30, 2002, total deposits were $442.0 million, an increase of $66.3 million or 17.6% from $375.7 million at December 31, 2001. The increase is primarily due to the $73.9 million in deposits acquired from Bryan-College Station partially offset by a $7.6 million deposit run-off. Non-interest-bearing deposits at September 30, 2002 increased by $8.5 million or 11.8% to $80.5 million from $72.0 million at December 31, 2001. Interest-bearing deposits at September 30, 2002 increased by $57.8 million or 19.0% to $361.5 million from $303.7 million at December 31, 2001. The Company's ratios of noninterest-bearing demand deposits to total deposits as of September 30, 2002 and December 31, 2001 were 18.2% and 19.2%, respectively.

         Borrowings and Federal Funds Purchased. Borrowings consist of short-term and long-term advances from the FHLB. Federal funds purchased increased $15.2 million to $15.8 million at September 30, 2002 from $647,000 at December 31, 2001. Borrowings increased $9.5 million to $48.7 million at September 30, 2002 from $39.2 million at December 31, 2001. The funds were used to acquire investment securities and to fund loans. The maturity dates for the FHLB borrowings range from the years 2002 to 2013 and have interest rates from 2.65% to 5.91%. Additionally, the Company had three unused, unsecured lines of credit with correspondent banks totaling $14.2 million at September 30, 2002 and $29.4 million at December 31, 2001.

         In connection with the acquisition of Bryan-College Station, the Company assumed $3.6 million in subordinated debentures. The debentures carry an interest rate of 11.5% and mature in March 2003.

         At September 30, 2002, the Company has $1.7 million borrowed on its $10.0 million revolving credit line with a bank. The funds were used to redeem the outstanding shares of First Federal's Series A preferred stock and costs associated with becoming a public reporting company.

         Liquidity. Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. The Company's liquidity needs are primarily met by growth in core deposits. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not rely on these external funding sources. The Company maintains investments in liquid assets based upon management's assessment of cash needs, expected deposit flows, objectives of its asset/liability management program, availability of federal funds or FHLB advances, and other available liquid assets. Several options are available to increase liquidity, including sale of investment securities, increasing deposit marketing activities, and borrowing from the FHLB or correspondent banks. The cash and federal funds sold position, supplemented by amortizing investments along with payments and maturities within the loan portfolio, have historically created an adequate liquidity position.

         Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. At September 30, 2002, the Company has cash and cash equivalents of $20.9 million, down from $32.7 million at December 31, 2001. The decrease is mainly attributed to the increase in investment securities and loan growth, and partially offset by deposit withdrawals of $7.6 million and a reduction in federal funds sold of $11.2 million.

         The Company views time deposits as a stable means of supporting loan growth. The Company believes, based on its historical experience, that its large time deposits have core-type characteristics. The Company continues to anticipate that this source of funding will continue to sustain a portion of the Company's asset growth in the future.

         Capital Resources. Shareholders' equity increased from $27.4 million at December 31, 2001 to $34.6 million at September 30, 2002, an increase of $7.2 million or 26.3%. The increase was primarily due to a net addition to undivided profits of $3.5 million, a $1.7 million improvement in unrealized securities gains and losses, and the issuance of $2.6 million in common stock in connection with the acquisition of Bryan-College Station, partially offset by dividends of $763,000.

         The following table provides a comparison of the Company's and State Bank's leverage and risk-weighted capital ratios as of September 30, 2002 to the minimum and well-capitalized regulatory standards:

                                                                             TO BE WELL
                                                                            CAPITALIZED
                                                           MINIMUM          UNDER PROMPT
                                                         REQUIRED FOR        CORRECTIVE       ACTUAL RATIO AT
                                                       CAPITAL ADEQUACY        ACTION          SEPTEMBER 30,
                                                           PURPOSES          PROVISIONS             2002
                                                      -----------------   -----------------   ---------------
THE COMPANY
   Leverage ratio..............................             4.00%(1)              N/A               5.75%
   Tier 1 risk-based capital ratio.............             4.00%                 N/A               8.55%
   Risk-based capital ratio....................             8.00%                 N/A               9.49%
THE BANK
   Leverage ratio..............................             4.00%(2)             5.00%               6.50%
   Tier 1 risk-based capital ratio.............             4.00%                6.00%               9.44%
   Risk-based capital ratio....................             8.00%               10.00%              10.37%

-----------------

(1) The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2) The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

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

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company's management within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in internal controls. Subsequent to the date of the Company's most recent evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures, and there were no corrective actions with regard to significant deficiencies and material weaknesses based on such evaluation.

                                     PART II

                                OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

            Not applicable

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable


ITEM 5.  OTHER INFORMATION

           Not applicable


ITEM 6A.   EXHIBITS

   EXHIBIT                           IDENTIFICATION
   NUMBER                             OF EXHIBIT
   -------                           --------------
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





                                            By: /s/ L. Don Stricklin
                                                --------------------------------
      Date: November 14, 2002                   L. Don Stricklin
                                                President and Chief Executive
                                                Officer (principal executive
                                                officer)


      Date: November 14, 2002               By: /s/ Thomas N. Adams
                                               ---------------------------------
                                               Thomas N. Adams
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (principal financial officer/
                                               principal accounting officer)

                                 CERTIFICATIONS


I, L. Don Stricklin, President and Chief Executive Officer of the registrant, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Texas United Bancshares, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ L. Don Stricklin
-------------------------------------
L. Don Stricklin
President and Chief Executive Officer

I, Thomas N. Adams, Chief Financial Officer of the registrant, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Texas United Bancshares, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Thomas N. Adams
-----------------------
Thomas N. Adams
Chief Financial Officer

                                  EXHIBIT INDEX



   EXHIBIT                           IDENTIFICATION
   NUMBER                             OF EXHIBIT
   -------                           --------------
    99.1          Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2          Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.