Form 10-K
period 2002-12-31
TEXAS UNITED BANCSHARES INC
filed 2003-03-31
CIK 1169238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year ended December 31, 2002

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-49928

TEXAS UNITED BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of Incorporation or organization)	75-2768656 (I.R.S. Employer Identification No.)

202 W. COLORADO
LA GRANGE, TEXAS 78945
(Address of principal executive offices including zip code)

(979) 968-8451
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $1.00 per share
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 18, 2003, the number of outstanding shares of Common Stock, par value $1.00 per share, was 2,645,044. The aggregate market value of the shares of Common Stock held by non-affiliates as of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was $35,884,939 based on the most recent price known to management at which the Common Stock traded.

Special Cautionary Notice Regarding Forward-looking Statements

     Statements and financial discussion and analysis contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information about possible or assumed future results of Texas United’s operations or performance. The use of any of the words “believe,” “expect”, “anticipate”, “estimate”, “continue”, “intend”, “may”, “will”, “should”, or similar expressions, identifies these forward-looking statements. Many possible factors or events could affect the future financial results and performance of Texas United and could cause those financial results or performance to differ materially from those expressed in the forward-looking statement. These possible events or factors include, without limitation:

•	deposit attrition, operating costs, customer loss and business disruption are greater than Texas United expects;

•	competitive factors including product and pricing pressures among financial services organizations may increase;

•	Texas United may have difficulty integrating the business of any future acquisitions;

•	changes in the interest rate environment reduce our interest margins;

•	changes in market rates and prices may adversely impact securities, loans, deposits, mortgage servicing rights, and other financial instruments;

•	general business and economic conditions in the markets Texas United serves change or are less favorable than it expects;

•	legislative or regulatory changes adversely affect Texas United’s business;

•	personal or commercial bankruptcies increase;

•	changes in accounting principles, policies or guidelines;

•	changes occur in the securities markets; and

•	technology-related changes are harder to make or more expensive than Texas United anticipates.

     A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. Texas United believes it has chosen the assumptions or bases in good faith and that they are reasonable. However, Texas United cautions you that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. We will not update these statements unless the securities laws require us to do so.

Item 1. Business

General

     Texas United Bancshares, Inc. (“Texas United”) is a financial holding company formed in June 1998 as a result of the merger of South Central Texas Bancshares, Inc. with and into Premier Bancshares, Inc. At the effective date of the merger, the resulting company changed its name to Texas United Bancshares, Inc. and was the parent to three separately chartered state banking institutions: State Bank, La Grange, Texas; Central Texas Bank, Flatonia, Texas; and Central Texas Bank, Gonzales, Texas. In December 1999, Central Texas Bank of Gonzales was merged into Central Texas Bank of Flatonia and in December 2001, Central Texas Bank of Flatonia was merged into State Bank of La Grange. Texas United derives substantially all of its income from State Bank which has eighteen full service banking locations serving eleven counties within central and south central Texas.

     The principal executive office of Texas United is located at 202 W. Colorado in La Grange, Texas and its telephone number is (979) 968-8451.

     Texas United operates under a community bank philosophy emphasizing long-term customer relationships and providing practical financial solutions, convenience, consistent service and reasonably priced, useable products. Texas United has grown through a combination of internal growth, acquisitions and the opening of new banking locations.

     In July 1999, Texas United acquired First State Bank, Dime Box, Texas and in December 1999, Texas United acquired certain assets and assumed certain liabilities of a branch in Pleasanton, Texas from First National Bank of South Texas. In September 2000, Texas United acquired the investment advisory company of Pamela Krueger and Associates located in Austin, Texas. That company now operates under the name Third Coast Wealth Advisors as a subsidiary of Texas United. In October 2000, Texas United acquired certain assets and assumed certain liabilities of two branches in Hempstead and Waller from Texas Guaranty Bank in Houston.

     On July 31, 2002, Texas United completed the acquisition of The Bryan-College Station Financial Holding Company and its subsidiaries (“Bryan-College Station”). In exchange for all of the issued and outstanding stock of Bryan-College Station, Texas United issued 137,703 shares of its common stock and assumed $3.6 million in outstanding debentures. The three locations of First Federal Savings Bank (“First Federal”), Bryan-College Station’s wholly owned subsidiary, became banking centers of State Bank. Goodwill of $2.5 million was recorded related to this acquisition. In connection with the acquisition, Texas United’s Common Stock was listed on the Nasdaq National Market beginning August 1, 2002 under the symbol “TXUI”.

     In addition to these acquisitions, Texas United has opened six de novo banking centers since May 1999 in Schulenburg, Tomball, Cedar Park, Austin, Lexington, and Liberty Hill, Texas.

Lines of Business

     Texas United offers a variety of traditional loan and deposit products to its customers that consist primarily of consumers and small to medium-sized businesses. Texas United tailors its products to the needs of customers within a specific market area. At December 31, 2002, Texas United maintained approximately 31,000 separate deposit accounts and 9,000 separate loan accounts and approximately 18.2% of Texas United’s total deposits were non-interest bearing demand deposits. For the period ended December 31, 2002, Texas United’s average cost of funds was 2.25%.

     Texas United has been an active mortgage lender, with 1-4 family residential (including loans held for sale) and commercial mortgage loans comprising 63.5% of the Texas United’s total loans outstanding as of December 31, 2002. For consumer customers, Texas United offers loans for automobiles and other consumer durables, home equity loans, debit and credit cards, personal computer banking, and other cash flow management services and telebanking. By offering certificates of deposit, NOW accounts, savings and money market accounts, and overdraft protection at competitive rates, the Company gives its depositors a full range of traditional deposit products. Texas United successfully introduced Platinum Reward Checking, which for a monthly fee provides consumers with a package of benefits including free personalized checks and overdraft protection. In addition, Texas United facilitates sales of brokerage, mutual funds, annuities, and other insurance products through third party vendors.

     The businesses targeted by the Company in its lending efforts are primarily those that require loans in the $250,000 to $750,000 range. The Company offers these businesses a broad array of loan products including term loans, lines of credit and working capital loans, business expansion and equipment loans, interim construction loans for builders, and owner-occupied commercial real estate loans.

Market Area

     Texas United’s primary market consists of the communities served by its eighteen locations within eleven counties of central and south central Texas. Texas United’s growth strategy is to increase its presence in central and south central Texas by acquiring small community banks and to branch into higher growth suburban areas of Austin, Houston and San Antonio, Texas.

     The diverse nature of the economies at each location served by Texas United provides a varied customer base and allows Texas United to spread its lending risk throughout a number of different industries. Texas United’s market area is comprised of smaller community banks or branches of large regional banks. Management believes that as a mid-sized financial institution it can combine the philosophies of a community bank with the sophistication of a large regional bank to enhance its competitive advantage within the markets served and provide for excellent growth opportunities through acquisitions, new branching locations and additional business development.

     Texas United’s directors and officers are important to the overall success of Texas United and play a key role in business development by serving in various public and civic activities. Texas United has invested heavily in recruiting top talent and providing them with economic incentives in the form of competitive pay, incentive plans and stock ownership. Each banking center is administered by a local President with knowledge of the community and lending expertise in the specific industries found within the community. Texas United entrusts its banking center Presidents with the authority and flexibility within general parameters with respect to product pricing and decision making in order to avoid the bureaucratic structure of larger banks. Each banking center is operated as a separate profit unit with respect to maintaining separate data on net interest margin, loan and deposit growth, efficiency, asset quality and overall profitability. The banking center Presidents are accountable for these areas and are compensated accordingly.

Competition

     The banking business is highly competitive, and the profitability of Texas United depends primarily on its ability to compete in its market areas. Texas United experiences substantial competition in attracting and retaining savings deposits and in lending funds. Texas United competes with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based nonbank lenders and certain other nonfinancial entities, including retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing than Texas United. Texas United has been able to compete effectively with other financial institutions by emphasizing customer service, technology and responsive decision-making; by establishing long-term customer relationships and building customer loyalty; and by providing products and services designed to address the specific needs of its customers.

Employees

     As of December 31, 2002, Texas United and State Bank had 315 full-time equivalent employees, 100 of whom were officers of State Bank. Texas United provides medical and hospitalization insurance to its full-time employees. Texas United considers its relations with its employees to be good. Neither Texas United nor State Bank is a party to any collective bargaining agreement.

Supervision and Regulation

     The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC and the banking system as a whole, and not for the protection of the bank holding company shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks including the power to impose substantial fines and other penalties for violations of laws and regulations.

     The following description summarizes some of the laws to which Texas United and State Bank are subject. References in the following description to applicable statutes and regulations are brief summaries of these statutes and regulations, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Texas United believes that it is in compliance in all material respects with these laws and regulations.

Texas United

     Texas United is a financial holding company registered under the Gramm-Leach-Bliley Act and a bank holding company registered under the Bank Holding Company Act of 1956, as amended (BHCA). Accordingly, Texas United is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Gramm-Leach-Bliley Act, the BHCA and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

     Regulatory Restrictions on Dividends; Source of Strength. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

     Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve Board policy, a holding company may not be inclined to provide it. As discussed below, a bank holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

     In the event of a bank holding company’s bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution. Any claim for breach of such obligation will generally have priority over most other unsecured claims.

     Scope of Permissible Activities. Under the BHCA, bank holding companies generally may not acquire a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or bank holding company or from engaging in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for its subsidiaries, except that it may engage in, directly or indirectly, certain activities that the Federal Reserve Board determined to be closely related to banking or managing and controlling banks as to be a proper incident thereto. In approving acquisitions or the addition of activities, the Federal Reserve considers whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

     However, the Gramm-Leach-Bliley Act, effective March 11, 2000, eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers and permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

     Under the Gramm-Leach-Bliley Act, a bank holding company may become a financial holding company by filing a declaration with the Federal Reserve Board if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 (CRA).

     While the Federal Reserve Board will serve as the “umbrella” regulator for financial holding companies and has the power to examine banking organizations engaged in new activities, regulation and supervision of activities which are financial in nature or determined to be incidental to such financial activities will be handled along functional lines. Accordingly, activities of subsidiaries of a financial holding company will be regulated by the agency or authorities with the most experience regulating that activity as it is conducted in a financial holding company.

     Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board’s Regulation Y, for example, generally requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the holding company’s consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve Board could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

     The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1.0 million for each day the activity continues.

     Anti-Tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

     Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted’’ asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2002, Texas United’s ratio of Tier 1 capital to total risk-weighted assets was 7.97% and its ratio of total capital to total risk-weighted assets was 8.83%.

     In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are be required to maintain a leverage ratio of 4.0%. As of December 31, 2002, Texas United’s leverage ratio was 5.49%.

     The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

     Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take “prompt corrective action’’ to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

     The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

     Acquisitions by Bank Holding Companies. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors.

     Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as Texas United, would, under the circumstances set forth in the presumption, constitute acquisition of control of Texas United.

     In addition, any entity is required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of the outstanding Common Stock of Texas United, or otherwise obtaining control or a “controlling influence” over Texas United.

State Bank

     State Bank is a Texas-chartered banking association, the deposits of which are insured by the Bank Insurance Fund (“BIF”) of the FDIC. State Bank is not a member of the Federal Reserve System; therefore, State Bank is subject to supervision and regulation by the FDIC and the Texas Banking Department. Such supervision and regulation subject State Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the Texas Banking Department. Because the Federal Reserve Board regulates the bank holding company parent of State Bank, the Federal Reserve Board also has supervisory authority which directly affects State Bank.

     Equivalence to National Bank Powers. The Texas Constitution, as amended in 1986, provides that a Texas-chartered bank has the same rights and privileges that are or may be granted to national banks domiciled in

Texas. To the extent that the Texas laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, the FDICIA has operated to limit this authority. FDICIA provides that no state bank or subsidiary thereof may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the insurance fund. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.

     Financial Modernization. Under the Gramm-Leach-Bliley Act, a national bank may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment, real estate development, real estate investment and annuity issuance. To do so, a bank must be well capitalized, well managed and have a CRA rating of satisfactory or better. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions. Such actions or restrictions could include divestiture of the “financial in nature” subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory of better.

     Although the powers of state chartered banks are not specifically addressed in the Gramm-Leach-Bliley Act, Texas-chartered banks such as State Bank, will have the same if not greater powers as national banks through the parity provision contained in the Texas Constitution.

     Branching. Texas law provides that a Texas-chartered bank can establish a branch anywhere in Texas provided that the branch is approved in advance by the Texas Banking Department. The branch must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers.

     Restrictions on Transactions with Affiliates and Insiders. Transactions between State Bank and its nonbanking subsidiaries and/or affiliates, including Texas United, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of Texas United or its subsidiaries.

     Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between State Bank and its affiliates be on terms substantially the same, or at least as favorable to State Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

     The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders’’) contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

     Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by State Bank have provided Texas United’s operating funds and for the foreseeable future it is anticipated that dividends paid by State Bank to Texas United will continue to be Texas United’s source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by State Bank. Under federal law, State Bank cannot pay a dividend if, after paying the dividend, State Bank will be “undercapitalized.” The FDIC may declare a dividend payment to be unsafe and unsound even though State Bank would continue to meet its capital requirements after the dividend. Because Texas United is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as Texas United) or any shareholder or creditor thereof.

     Examinations. The FDIC periodically examines and evaluates insured banks. Based on such an evaluation, the FDIC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the FDIC-determined value and the book value of such assets. The Texas Banking Department also conducts examinations of state banks but may accept the results of a federal examination in lieu of conducting an independent examination.

     Audit Reports. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with generally accepted accounting principles, management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. FDICIA requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

     Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

     The FDIC’s risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for State Bank as for Texas United. As of December 31, 2002, State Bank’s ratio of Tier 1 capital to total risk-weighted assets was 9.57% and its ratio of total capital to total risk-weighted assets was 10.43%.

     The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The Texas Banking Department has issued a policy that generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 6.0%. As of December 31, 2002, State Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 6.69%.

     Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action’’ with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “under capitalized,” “significantly under capitalized” and “critically under capitalized.” A “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is “under capitalized” if it fails to meet any one of the ratios required to be adequately capitalized. State Bank is classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations.

     In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

     As an institution’s capital decreases, the FDIC’s enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

     Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

     Deposit Insurance Assessments. State Bank must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The current range of BIF assessments is between 0% and 0.27% of deposits.

     The FDIC established a process for raising or lowering all rates for insured institutions semi-annually if conditions warrant a change. Under this system, the FDIC has the flexibility to adjust the assessment rate schedule twice a year without seeking prior public comment, but only within a range of five cents per $100 above or below the premium schedule adopted. Changes in the rate schedule outside the five cent range above or below the current schedule can be made by the FDIC only after a full rulemaking with opportunity for public comment.

     In addition to BIF assessments, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by the Financing Corporation (FICO) to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. With regard to the assessment for the FICO obligation, for the first quarter 2003, both the BIF and SAIF rates were 0.0168% of deposits.

     Enforcement Powers. The FDIC and the other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject Texas United or its banking subsidiaries, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. The appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan. The Texas Banking Department also has broad enforcement powers over State Bank, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

     Brokered Deposit Restrictions. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

     Cross-Guarantee Provisions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) contains a “cross-guarantee” provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

     Community Reinvestment Act. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

     Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, State Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. State Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

     Privacy. In addition to expanding the activities in which banks and bank holding companies may engage, the Gramm-Leach-Bliley Act also imposed new requirements on financial institutions with respect to customer privacy. The Gramm-Leach-Bliley Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the Gramm-Leach-Bliley Act.

     USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA Patriot) Act of 2001 was enacted in October 2001. The USA Patriot Act is intended to strengthen the ability of U.S. law enforcement and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions of all kinds is significant and wide ranging. The USA Patriot Act contains a broad range of anti-money laundering and financial transparency laws and requires various regulations, including: (i) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (ii) standards for verifying customer identification at account opening; (iii) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iv) reports by nonfinancial trades and business filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (v) filing of suspicious activities reports involving securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

Instability and Regulatory Structure

     Various legislation, such as the Gramm-Leach-Bliley Act which expanded the powers of banking institutions and bank holding companies, and proposals to overhaul the bank regulatory system and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of Texas United and its banking subsidiaries in substantial and unpredictable ways. Texas United cannot determine the ultimate effect that the Gramm-Leach-Bliley Act will have, or the effect that any potential legislation, if enacted, or implemented regulations with respect thereto, would have, upon the financial condition or results of operations of Texas United or its subsidiaries.

Expanding Enforcement Authority

     One of the major additional burdens imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve Board and FDIC are possessed of extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies’ authority in recent years, and the agencies have not yet fully tested the limits of their powers.

Effect on Economic Environment

     The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

     Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of Texas United and its subsidiaries cannot be predicted.

Item 2. Facilities

     Texas United conducts business at eighteen full service banking locations and four loan production offices (LPOs). Texas United’s headquarters are located at 202 W. Colorado Street, La Grange, Texas. Texas United owns all of the buildings in which its banking centers are located except for the Tomball banking center and the four LPOs. The lease for the Tomball location expires in May 2004, not including the five year renewal option period which is available. Except for the Austin LPO, the lease for the other three LPOs are on an annual basis. The lease for the Austin LPO expires in May 2005. The following table sets forth specific information on each such location:

		Deposits at
Location	Address	December 31, 2002

		(Dollars in thousands)
La Grange	202 W. Colorado La Grange, Texas 78945	$80,266

Flatonia	205 East South Main Flatonia, Texas 78941	36,944

Gonzales	508 St. Louis Gonzales, Texas 78629	38,240

Weimar	201 N. Center Street Weimar, Texas 78962	11,740

New Braunfels	844 North Loop 37 New Braunfels, Texas 78131	20,641

Schulenburg	301 Bucek St. Schulenburg, Texas 78956	18,261

Dime Box	Bowes & Highway 141 Dime Box, Texas 77853	17,990

Tomball	620 W. Main St. Tomball, Texas 77377-0170	13,928

Pleasanton	1112 W. Oaklawn Drive Pleasanton, Texas 78064	16,641

Hempstead	1250 Austin Street Hempstead, Texas 77445	56,978

Waller	31250 FM 2920 Waller, Texas 77484	35,615

Cedar Park	650 E. Whitestone Blvd. Cedar Park, Texas 78613	15,511

Austin	12730 Research Blvd. Austin, Texas 78759	7,166

Lexington	8933 N. Hwy 77 Lexington, Texas 78747	5,190

Bryan Main	2900 Texas Avenue Bryan, Texas 77802	62,045

Bryan North	1500 N. Texas Avenue Bryan, Texas 77803	5,703

Deposits at
Location	Address	December 31, 2002

(Dollars in thousands)
College Station	2202 Longmire College Station, Texas 77840	$9,881

Liberty Hill	101 Bronco Blvd. Liberty Hill, Texas 78942	179 (1)

Dripping Springs LPO	2050 B East Highway 290 Dripping Springs, Texas 78620	—

Houston LPO	7500 San Felipe Houston, Texas 77063	—

Kingsland LPO	240 RR 290 Kingsland, Texas 78639	—

Austin LPO	11921 N. Mopac Expressway, Suite 100 Austin, Texas 78759	—

(1) Opened for business in December 2002.

Item 3. Legal Proceedings

     Texas United and State Bank from time to time are involved in legal proceedings arising in the normal course of business. Management believes that neither Texas United nor State Bank is a party to, nor any of their property the subject of, any material pending or threatened legal proceedings which, if determined adversely, would have a material adverse effect upon the consolidated financial condition, results of operations or cash flows of Texas United.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters

     Texas United’s Common Stock began trading on August 1, 2002 and is listed on the Nasdaq National Market System under the symbol “TXUI.” Prior to August 1, 2002, Texas United’s Common Stock was not publicly traded, and there was no active trading market for the Common Stock. As of December 31, 2002, there were 2,640,044 shares issued and outstanding. As of March 15, 2003, there were approximately 850 holders of record of the Texas United Common Stock. The number of beneficial owners is unknown to Texas United at this time.

     Since the Common Stock began trading on the Nasdaq National Market, the high and low closing prices by quarter for the 2002 fiscal year were as follows:

	High	Low

Fourth quarter	$21.00	$18.25
Third quarter (since August 1, 2002)	23.00	19.00
Second quarter	N/A	N/A
First quarter	N/A	N/A

Dividends

     Holders of Common Stock are entitled to receive dividends when, as and if declared by Texas United’s Board of Directors out of funds legally available therefor. While Texas United has declared dividends on its

Common Stock since inception in 1998, and paid quarterly dividends aggregating $0.10 per share in 2002 and $0.09 per share in 2001, there is no assurance that Texas United will continue to pay dividends in the future.

     A primary source of cash revenues to Texas United is dividends paid by State Bank with respect to the Bank’s capital stock. There are certain restrictions on the payment of such dividends imposed by federal and state banking laws, regulations and authorities. Under federal law, the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.” The Bank is also subject to risk-based capital rules that restrict its ability to pay dividends. The risk-based capital rules set a specific schedule for achieving minimum capital levels in relation to risk-weighted assets. Regulatory authorities can impose stricter limitations on the ability of the Bank to pay dividends if the they consider the payment to be an unsafe or unsound practice.

     The cash dividends paid per share by quarter for Texas United’s last two fiscal years were as follows:

	2002	2001

Fourth quarter	$0.10	$0.10
Third quarter	0.10	0.10
Second quarter	0.10	0.08
First quarter	0.10	0.08

Securities Authorized for Issuance Under Equity Compensation Plans

     The Company currently has stock options outstanding. The following table provides information as of December 31, 2002 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
			Number of Securities
			remaining available for
			future issuance under
	Number of securities to		equity compensation
	be issued upon exercise	Weighted-average	plans (excluding
	of outstanding options,	exercise price of	securities reflected
Plan category	warrants and rights	outstanding options	in column (a))

Equity compensation plans approved by security holders	184,993 (1)	$10.37	11,179
Equity compensation plans not approved by security holders	33,750	5.78	—

Total	218,743	$9.66	11,179

(1)	Includes 1,599 shares which may be issued upon exercise of options outstanding assumed by Texas United in connection with the acquisition of The Bryan-College Station Financial Holding Company at a weighted average exercise price of $27.39.

     The shares included under equity compensation plans not approved by shareholders consist of shares issuable upon the exercise of nonqualified stock options granted to the President and Chief Executive Officer of Texas United in 1996 and to an executive officer of State Bank in 1997. The options are fully vested and terminate ten years from the date of grant.

Item 6. Selected Consolidated Financial Data

     The following table summarizes selected consolidated financial data of Texas United for each fiscal year of the five-year period ended December 31, 2002. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements, including the notes thereto, included elsewhere herein. You should not assume that the results of operations for past periods indicate results for any future period.

	As of and for the Years Ended December 31,

	2002	2001	2000	1999	1998

		(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$32,406	$29,894	$25,355	$19,664	$13,949
Interest expense	10,373	13,064	11,482	8,314	5,888

Net interest income	22,033	16,830	13,873	11,350	8,061
Provision for loan losses	1,900	925	293	188	131

Net interest income after provision for loan losses	20,133	15,905	13,580	11,162	7,930
Noninterest income	11,671	7,865	5,308	3,852	2,471
Noninterest expense	25,888	19,761	15,450	11,198	8,915

Income before taxes	5,916	4,009	3,438	3,816	1,486
Provision for income taxes	1,638	785	401	642	315

Net income	$4,278	$3,224	$3,037	$3,174	$1,171

Common Share Data (1):
Basic earnings per share	$1.68	$1.29	$1.25	$1.32	$0.60
Diluted earnings per share	1.60	1.24	1.19	1.28	0.60
Book value per share	13.42	11.02	9.93	8.31	8.33
Tangible book value per share(2)	9.73	8.25	6.99	6.95	7.71
Cash dividends declared per share	0.40	0.36	0.32	0.30	0.47
Dividend payout ratio	24.0%	27.9%	25.6%	22.7%	78.3%
Weighted average shares outstanding (basic) (in thousands)	2,551	2,495	2,435	2,404	1,942
Weighted average shares outstanding (diluted) (in thousands)	2,666	2,596	2,542	2,476	1,956
Shares outstanding at end of period (in thousands)	2,640	2,483	2,478	2,389	2,409
Balance Sheet Data (at period end):
Total assets	$587,062	$453,629	$379,562	$313,109	$258,118
Securities	132,140	109,877	75,831	91,869	116,422
Loans (including loans held for sale)	386,315	274,945	239,641	173,797	114,029
Allowance for loan losses	3,296	1,754	1,590	1,737	1,278
Total deposits	452,919	375,688	336,308	259,969	213,933
Borrowings and notes payable	62,945	39,232	9,127	27,364	16,431
Total shareholders’ equity	35,418	27,372	24,604	19,846	20,071
Selected Financial Ratios and Other Data:
Performance Ratios and Other Data:
Return on average assets	0.86%	0.77%	0.90%	1.14%	0.47%
Return on average equity	13.53	12.07	14.18	15.61	5.62
Net interest margin(3)	5.04	4.68	4.70	4.56	4.02
Efficiency ratio(4)	74.99	72.70	73.40	70.50	82.40

	As of and for the Years Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands, except per share data)
Asset Quality Ratios(5):
Nonperforming assets to total loans and other real estate	0.52%	0.20%	0.50%	0.74%	0.55%
Net loan charge-offs to average loans	0.34	0.29	0.22	0.16	0.32
Allowance for loan losses to total loans	0.85	0.64	0.66	1.00	1.12
Allowance for loan losses to nonperforming loans(6)	197.48	334.73	156.80	181.50	305.01
Capital Ratios(7):
Leverage ratio	5.49%	6.49%	6.82%	6.07%	7.15%
Average shareholders’ equity to average total assets	6.35	6.42	6.33	7.33	8.34
Tier 1 risk-based capital ratio	7.97	10.16	10.19	9.85	13.80
Total risk-based capital ratio	8.83	10.80	10.84	10.78	14.79

(1)	Adjusted for a five-for-one stock split effective January 15, 2000.

(2)	Calculated by dividing total assets, less total liabilities, goodwill and deposit premiums, by shares outstanding at end of period.

(3)	Calculated on a tax-equivalent basis using a 34% federal income tax rate.

(4)	Calculated by dividing total noninterest expense, excluding securities losses and credit loss provisions, by net interest income plus noninterest income. The interest expense related to debentures issued by Texas United in connection with the issuance by a subsidiary trust of trust preferred securities, is treated as interest expense for this calculation. Additionally, taxes are not part of this calculation.

(5)	At period end, except for net loan charge-offs to average loans, which is for periods ended at such dates.

(6)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and restructured loans.

(7)	At period end, except for average shareholders’ equity to average total assets, which is for periods ended at such dates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of Texas United’s balance sheets and statements of earnings. This section should be read in conjunction with Texas United’s Consolidated Financial Statements and accompanying notes and other detailed information appearing elsewhere in this annual report on Form 10-K.

Overview

     Net earnings available to common shareholders for the year ended December 31, 2002 were $4.3 million or $1.60 per share (diluted) compared with $3.2 million or $1.24 per share (diluted) for the year ended December 31, 2001, an increase of 34.4%. The increase was primarily due to increased net interest margin, non-interest income, and the acquisition of Bryan-College Station.

     Total assets, loans, deposits and shareholders’ equity increased in each comparison period. Total assets at December 31, 2002, 2001 and 2000 were $587.1 million, $453.6 million, and $379.6 million, respectively. Total loans at December 31, 2002, 2001 and 2000 were $386.3 million, $274.9 million, and $239.6 million, respectively. Total deposits at December 31, 2002, 2001 and 2000 were $452.9 million, $375.7 million, and $336.3 million, respectively. Shareholders’ equity at December 31, 2002, 2001 and 2000 was $35.4 million, $27.4 million, and $24.6 million, respectively. The return on average assets for the years ended December 31, 2002, 2001 and 2000 was 0.86%, 0.77%, and 0.90%, respectively. The return on average equity for the years ended December 31, 2002, 2001, and 2000 was 13.53%, 12.07%, and 14.18%, respectively.

Critical Accounting Policies

     Texas United’s accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note A to the consolidated financial statements in this annual report. Texas United believes that of its significant accounting policies, the allowance for loan losses and mortgage servicing rights assets may involve a higher degree of judgment and complexity.

     Allowance for Loan Losses — The allowance for loan losses is a valuation allowance for probable losses incurred on loans. Loans are charged to the allowance when the loss actually occurs or when a determination is made that a probable loss has occurred. Recoveries are credited to the allowance at the time of recovery. Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is adequate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined to be adequate to absorb losses. Management’s judgment as to the level of probable losses on existing loans involves the consideration of current economic conditions and their estimated effects on specific borrowers; an evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond the Texas United’s control. Please refer to the subsequent discussion of “Allowance for Loan Losses” below as well as Note A to the consolidated financial statements in this annual report for additional insight into management’s approach and methodology in estimating the allowance for loan losses.

     Mortgage servicing rights assets are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, loan loss experience, and costs to service, as well as discount rates that consider the risk involved. Because the values of these assets are sensitive to changes in assumptions, the valuation of mortgage servicing rights is considered a critical accounting estimate. Please refer to Note A to the consolidated financial statements in this annual report for additional insight into management’s approach in estimating “Transfers and Servicing of Financial Assets.”

Results of Operations

Net Interest Income

     Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of Texas United’s earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. Texas United’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

     2002 versus 2001. Net interest income increased from $16.8 million in 2001 to $22.0 million in 2002, a $5.2 million or 31.0% increase. The net interest margin was 5.04% and 4.68% and the net interest spread was 4.72% and 4.17% for 2002 and 2001, respectively. Due to a lower interest rate environment in 2002, cost of funds decreased by 144 basis points on higher volume. This was partially offset by a decrease in yield on average earning assets of 89 basis points.

     2001 versus 2000. Net interest income increased from $13.9 million in 2000 to $16.8 million in 2001, a $2.9 million or 20.9% increase. The net interest margin was 4.68% and 4.70% and the net interest spread was 4.17% and 3.97% for 2001 and 2000, respectively. Due to a lower interest rate environment in 2001, cost of funds decreased by 49 basis points on higher volume. This was partially offset by a decrease in yield on average earning assets of 28 basis points.

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

	Year Ended December 31,

		2002			2001			2000

	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$319,452	$26,569	8.32%	$264,129	$24,486	9.27%	$204,058	$19,998	9.80%
Taxable securities	95,629	5,027	5.26	60,428	3,895	6.45	53,257	3,465	6.51
Non-taxable securities	18,903	759	4.02	27,441	1,154	4.21	27,448	1,230	4.48
Federal funds sold	2,974	51	1.71	7,847	359	4.57	10,370	662	6.38

Total interest-earning assets	436,958	32,406	7.42	359,845	29,894	8.31	295,133	25,355	8.59
Less allowance for loan losses	2,759			1,697			1,709

Total interest-earning assets, net of allowance	434,199			358,148			293,424
Non-earning assets	63,339			57,997			44,938

Total assets	$497,538			$416,145			$338,362

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$105,237	$1,564	1.49%	$82,422	$1,943	2.36%	$50,397	$1,644	3.26%
Savings and money market accounts	61,788	909	1.47	51,753	1,348	2.60	49,151	1,498	3.05
Time deposits	167,293	5,.584	3.34	155,418	8,192	5.27	125,254	6,827	5.45
Federal funds purchased and other borrowings	43,513	1,574	3.62	19,342	789	4.08	20,842	1,326	6.36
Company obligated mandatorily redeemable capital securities of subsidiary trust	7,000	742	10.60	7,000	792	11.31	2,206	187	8.48

Total interest-bearing liabilities	384,831	10,373	2.70	315,935	13,064	4.14	247,850	11,482	4.63

Noninterest-bearing liabilities:
Demand deposits	75,322			67,611			61,721
Other liabilities	5,775			5,887			7,375

Total liabilities	465,928			389,433			316,946
Shareholders’ equity	31,610			26,712			21,416

Total liabilities and shareholders’ equity	$497,538			$416,145			$338,362

Net interest income		$22,033			$16,830			$13,873

Net interest spread			4.72%			4.17%			3.97%
Net interest margin			5.04%			4.68%			4.70%

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to outstanding balances and the volatility of interest rates. For purposes of these tables, changes attributable to both rate and volume have been allocated proportionately to the change due to volume and rate.

	Years Ended December 31,

	2002 vs. 2001			2001 vs. 2000

	Increase (Decrease) Due To			Increase (Decrease) Due To

	Volume	Rate	Total	Volume	Rate	Total

			(Dollars in thousands)
Interest-earning assets:
Loans	$4,602	$(2,519)	$2,083	$5,569	$(1,081)	$4,488
Securities	1,203	(466)	737	412	(58)	354
Federal funds sold	(83)	(225)	(308)	(115)	(188)	(303)

Total increase (decrease) in interest income	5,722	(3,210)	2,512	5,866	(1,327)	4,539
Interest-bearing liabilities:
Interest-bearing demand deposits	340	(719)	(379)	756	(457)	299
Savings and money market accounts	148	(587)	(439)	68	(218)	(150)
Time deposits	397	(3,005)	(2,608)	1,590	(225)	1,365
Company obligated mandatorily redeemable capital securities of subsidiary trust	—	(50)	(50)	605	—	605
Federal funds purchased and other borrowings	875	(90)	785	(61)	(476)	(537)

Total increase (decrease) in interest expense	1,760	(4,451)	(2,691)	2,958	(1,376)	1,582

Increase (decrease) in net interest income	$3,962	$1,241	$5,203	$2,908	$49	$2,957

Provision for Loan Losses

     Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management of Texas United based on such factors as historical loss experience, the volume and type of lending conducted by Texas United, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions and other factors related to the collectibility of loans in Texas United’s portfolio.

     For the years ended December 31, 2002, 2001 and 2000, Texas United recorded provisions for loan losses of $1.9 million, $925,000, and $293,000, respectively. Texas United increased its provisions made in 2002 primarily due to growth in the loan portfolio, changes in the Central Texas economy and the increase of $337,000 in net loan charge-offs in 2002 compared with 2001. Texas United increased its provisions made in 2001 primarily due to growth in the loan portfolio, changes in the Central Texas economy and the increase of $321,000 in net loan charge-offs in 2001 compared with 2000.

Noninterest Income

     Texas United’s primary sources of recurring noninterest income are service charges and fee income on deposit accounts and mortgage servicing income. Texas United also has nonrecurring income derived from net gains on the sale of securities. Noninterest income for the year ended December 31, 2002 was $11.7 million, an increase of $3.8 million or 48.1% from $7.9 million in 2001. The increase was primarily due to an increase in fees resulting from a larger deposit base over which fees were collected and an increased fee structure to coincide with competition and increases in mortgage servicing income and gains on securities sales. For the year ended December 31, 2002, mortgage servicing income was $2.4 million, an increase of $1.4 million or 140.0% from $1.0 million in 2001. The increase was primarily due to the addition of $54.2 million in the servicing portfolio as a result of selling mortgage loans where servicing is retained. Net gains on the sale of securities for the year ended December 31, 2002 was $1.5 million, an increase of $1.3 million or 507.8% from $256,000 in 2001 primarily due to the repositioning of the investment portfolio to shorten the duration and take advantage of holding gains.

     Noninterest income was $7.9 million for the year ended December 31, 2001 compared with $5.3 million for the year ended December 31, 2000, an increase of $2.6 million or 49.1%, which also resulted from a larger deposit base. For the year ended December 31, 2001, mortgage servicing income was $1.0 million, an increase of $540,000 or 116.9% from $462,000 in 2000. The increase is primarily due to the addition of $46.4 million in the servicing portfolio through the sale of mortgage loans where servicing is retained.

     The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Service charges on deposit accounts	$5,826	$4,555	$3,581
Mortgage servicing income	2,359	1,002	462
Net gain (loss) on sale of securities	1,457	340	(44)
Other noninterest income	2,029	1,968	1,309

Total noninterest income	$11,671	$7,865	$5,308

Noninterest Expense

     For the years ended December 31, 2002, 2001 and 2000, noninterest expense totaled $25.9 million, $19.8 million, and $15.5 million, respectively. The 30.8% increase in 2002 was primarily the result of start-up costs associated with new lending programs, the opening of the Trust department, conversion costs and enhancements to the data processing system, increased marketing costs, and merger related expenses in connection with the Bryan-College Station acquisition. An impairment charge of $446,000 was recorded in 2002 and included in mortgage servicing expense. The impairment of mortgage servicing rights is due to the decline in mortgage interest rates to historically low levels which resulted in an increase in prepayments of mortgages which are serviced by Texas United and which led to increased loan refinancing and new loan activity. The $664,000 increase in data processing costs was due to the migration of the former Central Texas Bank’s financial and operating data onto State Bank’s platforms and enhancements and upgrades to the entire data processing system.

     The 27.7% increase in 2001 was primarily the result of the opening of additional banking centers in Lexington in June 2001, Austin in January 2001 and Cedar Park in June 2000. Texas United’s efficiency ratios, calculated by dividing total noninterest expenses (excluding securities losses) by net interest income plus noninterest income, were 74.99% in 2002, 72.70% in 2001 and 73.40% in 2000.

     The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Employee compensation and benefits	$12,602	$9,877	$7,940
Non-staff expenses:
Net occupancy expense	1,744	1,063	890
Depreciation and amortization	1,621	1,330	834
Legal and professional fees	330	393	293
Data processing	1,041	377	404
Goodwill amortization	—	508	287
Advertising	1,159	500	320
Mortgage servicing expense	831	120	187
Other	6,560	5,593	4,295

Total non-staff expenses	13,286	9,884	7,510

Total noninterest expenses	$25,888	$19,761	$15,450

     Employee compensation and benefits expense for the year ended December 31, 2002 was $12.6 million, an increase of $2.7 million or 27.3% over the $9.9 million for 2001. The increase was primarily due to the staffing of new business lines, the opening of the Trust department, the opening of the Liberty Hill, Texas banking center, and the acquisition of Bryan-College Station. Employee compensation and benefits expense for the year ended December 31, 2001 was $9.9 million, an increase of $2.0 million or 25.3% over the $7.9 million for 2000. The increase was due primarily to the opening of banking centers in Austin and Lexington, Texas and the full-year effect from the banking centers that were acquired or opened during 2000. The number of full-time equivalent employees was 315 at December 31, 2002 compared with 233 at December 31, 2001, an increase of 35.2%.

     Non-staff expenses for the year ended December 31, 2002 were $13.3 million, an increase of $3.4 million or 34.3% over the $9.9 million for 2001. Non-staff expenses for the year ended December 31, 2001 were $9.9 million, an increase of $2.4 million or 32.0% over $7.5 million for 2000. The increase during both periods was primarily due to acquisitions, opening new banking centers and the Trust department, and increased marketing and data processing costs as discussed above.

     The State of Texas imposes a franchise tax. The franchise tax due is computed based on the greater of net taxable capital or net taxable earned surplus. In each year, Texas United’s franchise tax was paid based upon net taxable capital. Total franchise tax expense, which was included as part of other noninterest expense, was $27,800 in 2002, $42,000 in 2001,and $37,000 in 2000.

Income Taxes

     Federal income tax is reported as income tax expense and is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other non-deductible expense. Income tax expense increased approximately $853,000 to $1.6 million for the year ended December 31, 2002 from $785,000 for 2001. The increase was primarily attributable to increased taxable income derived from service fees and mortgage servicing rights, and decreased tax-exempt income from municipal securities. Income tax expense in 2000 was $401,000. The effective tax rates in 2002, 2001 and 2000 were 27.7%, 19.6%, and 11.7%, respectively. Fluctuations in the effective rate are primarily due to changes in the amount of tax-exempt income.

     Since total assets exceeded $500 million as of December 31, 2002, Texas United was considered a “large” bank for federal income tax purposes. As a result, Texas United was required to change its method for determining the tax allowance for loan losses from the experience method to the direct write-off method. As a result of this change, Texas United was required to recognize income on the current allowance for loan losses for tax purposes. Under the current federal tax law, Texas United will be allowed to recognize the income incrementally over a four-year period.

Impact of Inflation

     The effects of inflation on the local economy and on Texas United’s operating results have been relatively modest for the past several years. Since substantially all of Texas United’s assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. Texas United tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See “Interest Rate Sensitivity and Market Risk” below.

Goodwill Amortization

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all future business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144.

     The provisions of SFAS No. 141 became effective as of July 1, 2001, and Texas United adopted the provisions of SFAS No. 142 as of January 1, 2002.

     As of the date of adoption of SFAS No. 142, Texas United had goodwill of approximately $6.9 million. No impairment was noted at the date of adoption of SFAS No. 142. Amortization expense related to goodwill was $0, $508,000 and $287,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Financial Condition

Loan Portfolio

     Texas United provides a broad range of commercial, real estate and consumer loan products to small and medium-sized businesses and individuals. Total loans were $386.3 million at December 31, 2002, an increase of $111.4 million or 40.5% from $274.9 million at December 31, 2001. Loan growth occurred primarily in mortgage loans and from the acquisition of Bryan-College Station. Texas United acquired $57.8 million in loans in connection with the Bryan-College Station acquisition. This represents 51.9% of the total loan growth from 2002 compared to 2001. Loans comprised 88.4% of average earning assets at December 31, 2002 compared with 76.4% at December 31, 2001.

     Total loans increased by $35.3 million or 14.7% to $274.9 million at December 31, 2001 from $239.6 million at December 31, 2000.

     The following table summarizes the loan portfolio of Texas United by type of loan at the periods indicated:

	December 31,

	2002		2001

	Amount	Percent	Amount	Percent

		(Dollars in thousands)
Commercial and industrial	$62,391	16.2%	$53,401	19.4%
Real estate:
1-4 family residential	149,471	38.7	114,663	41.7
Commercial mortgages	62,014	16.0	35,886	13.1
Held for sale	33,674	8.7	817	0.3
Other	18,269	4.7	23,970	8.7
Consumer	60,496	15.7	46,208	16.8

Total loans	$386,315	100.0%	$274,945	100.0%

Allowance for loan losses	3,296		1,754

Net loans	$383,019		$273,191

	December 31,

	2000		1999		1998

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$49,955	20.8%	$32,165	18.5%	$19,433	17.0%
Real estate:
1-4 family residential	78,404	32.7	51,786	29.8	41,562	36.5
Commercial mortgages	31,753	13.3	25,018	14.4	15,281	13.4
Held for sale	3,669	1.5	3,587	2.1	3,332	2.9
Other	28,642	12.0	18,449	10.6	8,450	7.4
Consumer	47,218	19.7	42,792	24.6	25,971	22.8

Total loans	$239,641	100.0%	$173,797	100.0%	$114,029	100.0%

Allowance for loan losses	1,590		1,737		1,278

Net loans	$238,051		$172,060		$112,751

     The primary lending focus of Texas United is on one to four family residential mortgage loans to individuals and loans to small and medium-sized businesses. Texas United offers business loans, commercial, real estate loans, equipment loans, working capital loans, term loans, revolving lines of credit and letters of credit. Most commercial loans are collateralized and on payment programs. The purpose of a particular loan generally determines its structure. In almost all cases, Texas United requires personal guarantees on commercial loans to help assure repayment.

Commercial

     Texas United’s commercial loans are primarily made within its market area and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, Texas United takes as collateral a lien on any available real estate, equipment, or other assets owned by the borrower and obtains the personal guaranty of the borrower. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial loans is due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial loans generally will be serviced principally from the operations of the business, and those operations may not be successful. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. As a result of these additional complexities, variables and risks, commercial loans require more thorough underwriting and servicing than other types of loans.

     In addition to commercial loans secured by real estate, Texas United makes commercial mortgage loans to finance the purchase of real property, which generally consists of real estate with completed structures. Commercial mortgage lending typically involves higher loan principal amounts and the repayment of loans is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. As a general practice, Texas United requires its commercial mortgage loans to be secured by well-managed income producing property with adequate margins and to be guaranteed by responsible parties. Texas United looks for opportunities where cash flow from the collateral provides adequate debt service coverage and the guarantor’s net worth is centered on assets other than the project Texas United is financing.

     In underwriting commercial mortgage loans, Texas United considers the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals and a review of the financial condition of the borrower.

     Texas United’s commercial mortgage loans are generally secured by first liens on real estate, typically have fixed interest rates and amortize over a 10 to 15 year period with balloon payments due at the end of one to nine years. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans.

One to Four Family Residential Mortgage

     A significant portion of Texas United’s lending activity has consisted of the origination of 1-4 family residential mortgage loans collateralized by owner-occupied properties located in its market areas. Texas United offers a variety of mortgage loan products which generally are amortized over five to 25 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 90% of the lower of cost or appraised value or have mortgage insurance. Of the mortgage loans originated, Texas United generally retains shorter-term loans with variable rates and sells longer-term fixed-rate loans to Fannie Mae and retains the servicing. As of December 31, 2002, Texas United’s one to four family real estate loan portfolio was $149.5 million. A significant portion of this amount is repriceable after one year.

     Texas United retains a valid lien on real estate and obtains a title insurance policy that insures that the property is free of encumbrances. Texas United also requires hazard insurance in the amount of the loan and, if the property is in a flood plain as designated by the Department of Housing and Urban Development, Texas United also requires flood insurance. Texas United also requires most borrowers to advance funds on a monthly basis from which it makes disbursements for items such as real estate taxes, private mortgage insurance and hazard insurance.

Construction

     Texas United also makes loans to finance the construction of residential and, to a limited extent, nonresidential properties. Construction loans generally are secured by first liens on real estate. Texas United conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in Texas United’s construction lending activities. In keeping with the community-oriented nature of its customer base, Texas United provides construction and permanent financing for churches located within its market area. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If Texas United is forced to foreclose on a project prior to completion, there is no assurance that it will be able to recover all of the unpaid portion of the loan. In addition, Texas United may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While Texas United has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, it can give no assurance that these procedures will prevent losses from the risks described above.

Consumer

     Texas United provides a wide variety of consumer loans including motor vehicle, watercraft, education, personal (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 72 months and vary based upon the nature of collateral and size of loan. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. As of December 31, 2002, Texas United had $3.2 million in indirect consumer loans comprised of the Second Chance sub-prime loan portfolio acquired from Bryan-College Station. Texas United personally has initiated very few indirect consumer loans, indicating a preference to maintain personal banking relationships and strict underwriting standards. Installment loans have decreased during the last five years, reflecting management’s tight control of consumer credit due to record high personal bankruptcy filings nationwide.

Underwriting Strategy

     Texas United rarely makes loans at its legal lending limit. Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. Texas United’s strategy for approving or disapproving loans is to follow conservative loan policies and underwriting practices which include:

•	granting loans on a sound and collectible basis;

•	investing funds properly for the benefit of stockholders and the protection of depositors;

•	serving the legitimate needs of the community and Texas United’s general market area while obtaining a balance between maximum yield and minimum risk;

•	ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan;

•	developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each category; and

•	ensuring that each loan is properly documented and, if appropriate, insurance coverage is adequate. Texas United’s loan review and compliance personnel interact daily with commercial, mortgage and consumer lenders to identify potential underwriting or technical exception variances.

     In addition, Texas United has placed increased emphasis on the early identification of problem loans to aggressively seek resolution of the situations and thereby keep loan losses at a minimum.

     The contractual maturity ranges of each of the primary categories of Texas United’s loan portfolio and the amount of such loans with predetermined interest rates and floating interest rates in each maturity range as of December 31, 2002 are summarized in the following table:

	December 31, 2002

		After One
	One Year	Through	After
	Or Less	Five Years	Five Years	Total

		(Dollars in thousands)
Commercial and industrial	$51,716	$10,502	$173	$62,391
Real estate	104,632	106,690	52,106	263,428
Consumer	31,975	28,116	405	60,496

Total	$188,323	$145,308	$52,684	$386,315

Loans with a predetermined interest rate	$84,224	$70,795	$51,210	$206,229
Loans with a floating interest rate	104,099	74,513	1,474	180,086

Total	$188,323	$145,308	$52,684	$386,315

Nonperforming Assets

     Texas United has several procedures in place to assist it in maintaining the overall quality of its loan portfolio. Texas United has established underwriting guidelines to be followed by its officers and also monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that Texas United’s loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

     Nonperforming assets were $2.0 million at December 31, 2002 compared with $562,000 at December 31, 2001, an increase of $1.4 million or 249.1%. The increase was primarily due to the $739,000 nonperforming assets acquired from Bryan-College Station and a deterioration in the Central Texas economy. Nonperforming assets were $562,000 at December 31, 2001 compared to $1.2 million at December 31, 2000, a decrease of $640,000 or 53.2%. The decrease was primarily due to the charge-off of loans and the sale of other real estate. The ratio of nonperforming assets to total loans and other real estate was 0.52%, 0.20% and 0.50% at December 31, 2002, 2001, and 2000, respectively.

     Texas United generally places a loan on nonaccrual status and ceases to accrue interest when loan payment performance is deemed unsatisfactory. Loans where the interest payments jeopardize the collection of principal are placed on nonaccrual status, unless the loan is both well-secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. While Texas United is sometimes required to revise a loan’s interest rate or repayment terms in a troubled debt restructuring, Texas United had no restructured loans at December 31, 2002, 2001 and 2000. In addition to an internal loan review, Texas United retains TIB Service Company for an annual external review to evaluate the loan portfolio.

     Texas United maintains current appraisals on loans secured by real estate, particularly those categorized as nonperforming loans and potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for loan losses. Texas United records other real estate at the lower of book value or fair value at the time of acquisition, less estimated costs to sell.

     Texas United has adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting for Creditors for Impairment of a Loan-Income Recognition and Disclosures. Under SFAS No. 114, as amended, a loan is considered impaired based on current information and events if it is probable that Texas United will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price or based on the fair value of the collateral if the loan is collateral-dependent. The implementation of SFAS No. 114 did not have a material adverse affect on Texas United’s financial statements.

     The following table presents information regarding nonperforming assets as of the dates indicated:

	December 31,

	2002	2001	2000	1999	1998

		(Dollars in thousands)
Nonaccrual loans	$709	$380	$680	$656	$244
Accruing loans past due 90 days or more	960	144	334	301	175
Restructured loans	–	–	–	–	–
Other real estate	356	38	188	321	208

Total nonperforming assets	$2,025	$562	$1,202	$1,278	$627

Nonperforming assets to total loans and other real estate	0.52%	0.20%	0.50%	0.74%	0.55%

Allowance for Loan Losses

     The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. Management has established an allowance for loan losses, which it believes, is adequate for estimated losses in Texas United’s loan portfolio. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to Texas United’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers the diversification by industry of Texas United’s commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, and the evaluation of its loan portfolio by the annual external loan review. Charge-offs occur when loans are deemed to be uncollectible.

     In originating loans, Texas United recognizes that loan losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. Texas United maintains an allowance for loan losses based upon, among other things, historical experience, the volume and type of lending conducted by Texas United, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions and other factors related to the collectibility of loans in Texas United’s portfolio.

     Texas United has several systems in place to assist in maintaining the overall quality of its loan portfolio. Texas United has established underwriting guidelines to be followed at each of its banking centers. Texas United also monitors its delinquency levels for any negative or adverse trends and particularly monitors credits that have a total exposure of $75,000 or more. However, there can be no assurance that Texas United’s loan portfolio will not become subject to increasing pressures from deteriorating borrower creditworthiness due to general economic conditions.

     Texas United utilizes a model to determine the specific and general portions of the allowance for loan losses. Through the loan review process, management assigns one of four loan grades to each loan, according to payment history, collateral values and financial condition of the borrower. Specific reserves are allocated for loans assigned to a grade of “watch” or below, meaning that management has determined that deterioration in a loan has occurred. The percentage of the specific allocation for each loan is based on the risk elements attributable to that particular loan. In addition, a general allocation is made for all loans in an amount determined based on general economic conditions, historical loan loss experience, loan growth within a category, amount of past due loans and peer averages. Management maintains the allowance based on the amounts determined using the procedures set forth above.

     Texas United then charges to operations a provision for loan losses to maintain the allowance for loan losses at an adequate level determined by the foregoing methodology. In addition, Texas United contracts with TIB Service Company to perform an external loan review annually.

     The loan grades discussed above aid Texas United in monitoring the overall quality of the loan portfolio. Loans categorized as watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. Texas United reviews these loans to assist in assessing the adequacy of the allowance for loan losses. At December 31, 2002, 2001 and 2000, Texas United had $6.6 million, $5.1 million, and $5.1 million of watch list loans, respectively.

     Loans internally classified as “substandard” or in the more severe categories of “doubtful” or “loss” are those loans that at a minimum have clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition which may jeopardize recoverability of the debt. At December 31, 2002, Texas United had $4.5 million in loans classified as substandard, or 1.16% of total loans compared with $3.6 million, or 1.31% of total loans, at December 31, 2001. At December 31, 2000, Texas United had $3.5 million in loans classified as substandard, or 1.45% of total loans. The increase in 2002 is primarily attributed to a slight deterioration in the consumer loan portfolio due to general economic conditions in the Central Texas area. At December 31, 2002, Texas United had no loans classified as doubtful or loss.

     Management actively monitors Texas United’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. The allowance for loan losses as a percentage of nonperforming loans was 197.48% at December 31, 2002.

     At December 31, 2002, the allowance for loan losses was $3.3 million or 0.85% of total loans. For the year ended December 31, 2002, net loan charge-offs totaled $1.1 million or 0.34% of average loans outstanding for the period, compared with $761,000 in net loan charge-offs or 0.29% of average loans for the year ended December 31, 2001. During 2002, Texas United recorded a provision for loan losses of $1.9 million compared with $925,000 for 2001. Texas United made a provision for loan losses of $293,000 for 2000. At December 31, 2001, the allowance for loan losses totaled $1.8 million, or 0.63% of total loans. At December 31, 2000, the allowance for loan losses totaled $1.6 million or 0.66% of total loans.

          The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

	December 31,

	2002	2001	2000	1999	1998

		(Dollars in thousands)
Average loans outstanding	$319,151	$264,129	$204,058	$140,025	$106,220

Gross loans outstanding at end of period	$386,315	$274,945	$239,641	$173,797	$114,029

Allowance for loan losses at beginning of period	$1,754	$1,590	$1,737	$1,278	$805
Provision for loan losses	1,900	925	293	188	131
Balance acquired from mergers	740	–	–	492	647
Charge-offs:
Commercial and industrial	(401)	(389)	(452)	(351)	(62)
Real estate	(117)	(37)	(41)	(59)	(98)
Consumer	(1,528)	(881)	(1,145)	(361)	(198)
Other	(6)	(76)	–	(26)	(193)

Total charge-offs	(2,052)	(1,383)	(1,638)	(797)	(551)
Recoveries:
Commercial and industrial	261	153	364	218	48
Real estate	36	23	173	37	42
Consumer	603	434	622	221	122
Other	54	12	39	100	34

Total recoveries	954	622	1,198	576	246

Net loan charge-offs	(1,098)	(761)	(440)	(221)	(305)
Allowance for loan losses at end of period	$3,296	$1,754	$1,590	$1,737	$1,278

Ratio of allowance to end of period loans	0.85%	0.63%	0.66%	0.99%	1.12%
Ratio of net loan charge-offs to average loans	0.34%	0.29%	0.22%	0.16%	0.32%
Ratio of allowance to end of period nonperforming loans	197.48%	334.73%	156.80%	181.50%	305.01%

          The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

	2002		2001		2000		1999		1998

		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$335	16.2%	$212	19.4%	$225	20.8%	$160	18.5%	$115	17.0%
Real estate:
1-4 family residential	258	38.7	123	41.7	135	32.7	153	29.8	90	36.5
Commercial mortgage	340	16.0	188	13.1	205	13.3	245	14.4	213	13.4
Held for sale	–	8.7	–	0.3	–	1.5	–	2.1	–	2.9
Other	73	4.7	125	8.7	130	12.0	94	10.6	50	7.4
Consumer	715	15.7	476	16.8	375	19.7	434	24.6	310	22.8
Unallocated	1,575	–	630	–	520	–	651	–	500	–

Total allowance for loan losses	$3,296	100.0%	$1,754	100.0%	$1,590	100.0%	$1,737	100.0%	$1,278	100.0%

          Management believes that the allowance for credit losses at December 31, 2002 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that Texas United will not sustain losses in future periods, which could be substantial in relation to the size of the allowance for credit losses at December 31, 2002.

Investment Securities

          Texas United uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality. Securities totaled $132.1 million at December 31, 2002, an increase of $22.2 million from $109.9 million at December 31, 2001. The increase was primarily due to additional funds available to invest as a result of an increase in deposits and the sale of mortgage loans. At December 31, 2002, securities represented 22.5% of total assets compared with 24.2% of total assets at December 31, 2001. The yield on average securities for the year ended December 31, 2002 was 4.51% compared with 6.54% for 2001. The decrease in average yield is attributed to a lower interest rate environment. At December 31, 2002, the fair value for investment securities included $33.8 million in U.S. Government securities, $80.8 million in mortgage-backed securities and $14.3 million in municipal securities. The average life of the securities portfolio at December 31, 2002 was approximately three years.

          Securities totaled $109.9 million at December 31, 2001, an increase of $34.1 million from $75.8 million at December 31, 2000. The increase was primarily due to an increase in deposits and the sale of mortgage loans. At December 31, 2001, securities represented 24.2% of total assets compared with 20.0% of total assets at December 31, 2000. The yield on average securities for the year ended December 31, 2001 was 6.54% compared with 6.61% for 2000. At December 31, 2001, the fair value of investment securities included $20.5 million in U.S. Government securities, $60.2 million in mortgage-backed securities and $26.7 million in municipal securities. The average life of the securities portfolio at December 31, 2001 was approximately five years.

          The following table summarizes the contractual maturity of investment securities on an amortized cost basis and their weighted average yields as of December 31, 2002:

	December 31, 2002

			After One		After Five
	Within		Year but Within		Years but Within
	One Year		Five Years		Ten Years		After Ten Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

	(Dollars in thousands)
U.S. Government securities	$—	—%	$29,755	3.54%	$3,272	4.13%	$—	—%	$33,027	3.63%
Municipal securities	—	—	8,875	6.55	4,680	6.58	—	—	13,555	6.62

Subtotal	—		38,630		7,952		—	—	46,582
Mortgage-backed securities	29,977	4.75	37,895	4.52	9,787	4.30	2,227	5.24	79,886	4.60
Other	—	—	—	—	—	—	3,229	3.00	3,229	3.00

Total securities	$29,977		$76,525		$17,739		$5,456		$129,697

          The following table summarizes the carrying value and classification of securities as of the dates shown:

	December 31,

	2002	2001	2000

	(Dollars in thousands)
Available-for-sale	$132,140	$109,877	$67,303
Held-to-maturity	—	—	8,528

Total securities	$132,140	$109,877	$75,831

          The following table summarizes the amortized cost of securities classified as held to maturity and their approximate fair values as of December 31, 2000. There were no securities classified as held to maturity at December 31, 2002 or 2001.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

(Dollars in thousands)
Held to maturity:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—
State and municipal securities	8,528	1	95	8,434

Total	$8,528	$1	$95	$8,434

          The following tables summarize the amortized cost of securities classified as available for sale and their approximate fair values as the dates shown:

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$33,027	$726	$—	$33,753
Mortgage-backed securities	79,886	1,113	154	80,845
Municipal securities	13,555	758	—	14,313
Other	3,229	—	—	3,229

Total	$129,697	$2,597	$154	$132,140

	December 31, 2001				December 31, 2000

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$20,777	$9	$264	$20,522	$9,549	$10	$59	$9,500
Mortgage-backed securities	60,344	365	546	60,163	36,067	33	418	35,682
State and municipal securities	26,637	254	235	26,656	20,775	51	623	20,203
Other	2,536	—	—	2,536	1,918	—	—	1,918

Total	$110,294	$628	$1,045	$109,877	$68,309	$94	$1,100	$67,303

          Texas United accounts for securities according to SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities. At the date of purchase, Texas United is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders’ equity until realized.

          In 2001, Texas United transferred investment securities classified as held-to-maturity with an amortized cost of $8.5 million to the available-for-sale classification in order to provide it with more flexibility in managing the interest rate risk in the investment portfolio. The transfer of the securities was permitted under the transition rules upon adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and therefore is not considered to have tainted the investment portfolio and will not prevent Texas United from classifying investment securities as held-to-maturity in the future. These investment securities had gross unrealized gains of $151,000 and gross unrealized losses of $2,000 at the date of transfer.

Deposits

          Total deposits at December 31, 2002 were $452.9 million compared to $375.7 million at December 31, 2001, an increase of $77.2 million or 20.5%. Texas United assumed $73.9 million in deposits in connection with the Bryan-College Station acquisition.

          Texas United offers a variety of deposit accounts having a wide range of interest rates and terms. Texas United’s deposit accounts consist of demand, savings, money market and time accounts. Texas United relies primarily on competitive pricing policies and customer service to attract and retain these deposits. Texas United does not have or accept any brokered deposits.

          At December 31, 2002, demand, money market and savings deposits accounted for approximately 58.7% of total deposits, while certificates of deposit made up 41.3% of total deposits. Noninterest-bearing demand deposits totaled $82.3 million or 18.2% of total deposits at December 31, 2002, compared with $72.0 million or 19.2% of total deposits at December 31, 2001. The average cost of deposits, including noninterest-bearing demand deposits, was 1.97% for the year ended December 31, 2002 compared with 3.21% for 2001. The decrease in the average cost of deposits was primarily due to the lower interest rate environment during 2002 compared with 2001.

          At December 31, 2001, demand, money market and savings deposits accounted for approximately 59.0% of total deposits, while certificates of deposit made up 41.0% of total deposits. Noninterest-bearing demand deposits totaled $72.0 million or 19.2% of total deposits at December 31, 2001, compared with $58.7 million or 17.4% of total deposits at December 31, 2000. The average cost of deposits, including noninterest-bearing demand deposits, was 3.21% for the year ended December 31, 2001 compared with 3.48% for 2000. The decrease in the average cost of deposits was primarily due to the lower interest rate environment during 2001 compared with 2000.

          The following table presents for the periods indicated the daily average balances and weighted average rates paid on deposits:

	Years Ended December 31,

	2002		2001		2000

	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Noninterest-bearing demand	$75,322	—%	$67,611	—%	$61,721	—%
Interest-bearing demand	105,237	1.49	82,422	2.36	50,397	3.26
Savings and money market	61,788	1.47	51,753	2.60	49,151	3.05
Time	167,293	3.34	155,418	5.27	125,254	5.45

Total deposits	$409,640	1.97%	$357,204	3.21%	$286,523	3.48%

          The following table sets forth the amount of Texas United’s certificates of deposit that are $100,000 or greater by time remaining until maturity:

December 31, 2002

(Dollars in thousands)
Three months or less	$13,838
Over three months through six months	12,094
Over six months through twelve months	12,113
Over one year	15,050

Total	$53,095

          While a majority of the certificates of deposit in amounts of $100,000 or more will mature during 2003, Texas United expects that a significant portion of these deposits will be renewed. Historically, Texas United’s large time deposits have been stable and management believes that the rates offered on certificates of deposit are comparable with rates offered by competition in its market areas. If a significant portion of the certificates of deposit were not renewed, it would have an adverse effect on the liquidity of Texas United. However, Texas United has other available funding sources, such as purchased funds from correspondent banks and FHLB advances, to mitigate this risk.

Borrowings

     Borrowings consist of short-term and long-term advances from the Federal Home Loan Bank. Federal Funds purchased increased $19.1 million to $19.7 million at December 31, 2002 compared with $647,000 at December 31, 2001. Borrowings increased $23.7 million to $62.9 million at December 31, 2002 compared with $39.2 million at December 31, 2001. Long-term borrowings totaled $62.9 million at December 31, 2002 with an average interest rate of 3.63%. Long-term borrowings at December 31, 2001 totaled $9.2 million with an average interest rate of 5.14%. The borrowings at December 31, 2002 and 2001 represent the highest amount outstanding during each of those years.

     Texas United had no short-term borrowings from the FHLB at December 31, 2002. The average balance of short-term borrowings for the year was $1.7 million and the highest amount outstanding at any time during the year was $25.0 million. The average interest rate was 1.92%.

     Short-term borrowings totaled $30.0 million at December 31, 2001, with an average interest rate of 1.97%. The borrowings at December 31, 2001 represent the highest amount outstanding during the year. The average outstanding balance during 2001 was $10.0 million.

     During 2001, Texas United entered into a $1.0 million revolving credit line with a commercial bank. The line of credit was increased to $10.0 million in February 2002. Any borrowings under the line of credit bear interest at the Federal Funds rate plus 2.25%. The line of credit expires February 2004. At December 31, 2002, Texas United had $5.3 million advanced under this line of credit, which is the highest amount outstanding during the year. The average balance under the line of credit during 2002 was $2.0 million at an average interest rate 4.94%. Texas United did not advance on the line of credit during 2001.

     During 1999, Texas United entered into a $5.0 million revolving line of credit with a commercial bank. The average outstanding balance under the line of credit during 2000 was $2.5 million and the average interest rate was 8.61%. The highest amount outstanding at any time during the year was $5.0 million. The balance was paid off on June 12, 2000.

     Texas United had no short-term borrowings from the FHLB at December 31, 2000. The average balance of short-term borrowings for the year was $4.1 million and the highest amount outstanding at any time during the year was $16.2 million. The average interest rate was 6.5%.

     In September 2000, Texas United formed a wholly-owned statutory business trust, TXUI Statutory Trust I (“Trust I”), which issued $7.0 million in capital securities. Trust I invested the proceeds in an equivalent amount of Texas United’s 10.60% Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debentures”) bearing an interest rate of 10.60% per annum. The Junior Subordinated Debentures will mature in 2030, which date may be shortened to a date not earlier than 2010 if certain conditions are met, including prior approval of the Federal Reserve. The Junior Subordinated Debentures, which are the only assets of Trust I, are subordinate and junior in right of payment to all of Texas United’s present and future senior indebtedness. Texas United has fully and unconditionally guaranteed Trust I’s obligations under the capital securities.

     The Junior Subordinated Debentures issued to Trust I accrue interest at an annual rate of 10.60% of the aggregate liquidation amount, payable semi-annually. The semi-annual distributions on the capital securities are paid at the same rate that interest is paid on the Junior Subordinated Debentures. Distributions to the holders of the capital securities are included in interest expense, within the category entitled borrowings. Under the provisions of the Junior Subordinated Debentures, Texas United has the right to defer payment of interest on the Junior Subordinated Debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on the Junior Subordinated Debentures are deferred, the distributions on the capital securities will also be deferred.

     For financial reporting purposes, Trust I is treated as Texas United’s subsidiary and consolidated in Texas United’s financial statements. The capital securities are presented as a separate category of long-term debt on the balance sheet. The capital securities are not included as a component of shareholders’ equity in the balance sheet, however, for regulatory purposes, the Federal Reserve Board treats a portion of the capital securities as Tier 1 capital. The treatment of the capital securities as Tier 1 or Tier 2 capital, in addition to the ability to deduct the expense of the Junior Subordinated Debentures for federal income tax purposes, provided Texas United with a cost-effective method of raising capital to support State Bank.

     Taking the underwriting discount into account, the capital securities have a pretax interest cost to Texas United of 10.7% per annum. Texas United utilized $5.0 million of the proceeds to pay off short- term debt and injected the remainder as capital into State Bank.

     In connection with the acquisition of Bryan-College Station, Texas United assumed $3.6 million in subordinated notes and debentures. The debentures require quarterly interest payments of approximately $105,000 at an interest rate of 11.5%. The balance of these debentures was $3.2 million as of December 31, 2002. The debentures mature March 31, 2003.

Interest Rate Sensitivity and Market Risk

     Texas United is engaged primarily in the business of investing funds obtained from deposits and borrowings into interest-bearing loans and investments and its primary component of market risk is interest rate risk volatility. Consequently, its earnings depend to a significant extent on its net interest income, which is the difference between the interest income on loans and investments and the interest expense on deposits and borrowing. To the extent that Texas United’s interest-bearing liabilities do not reprice or mature at the same time as its interest-bearing assets, it is subject to interest rate risk and corresponding fluctuations in net interest income. Texas United has employed asset/liability management policies that attempt to manage its interest-earning assets and interest-bearing liabilities, thereby attempting to control the volatility of net interest income, without having to incur unacceptable levels of credit or investment risk.

     Texas United’s asset liability and funds management policy provides management with the necessary guidelines for effective funds management, and Texas United has established a measurement system for monitoring its net interest rate sensitivity position. Texas United manages its sensitivity position within established guidelines. Based upon the nature of Texas United’s operations, Texas United is not subject to foreign exchange or commodity price risk. Texas United does not own any trading assets.

     Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent, and that the goal is to identify and accept the risks.

     Texas United’s exposure to interest rate risk is managed by State Bank’s Asset Liability Committee (ALCO), which is composed of senior officers of Texas United and State Bank, in accordance with policies approved by Texas United’s Board of Directors. The ALCO formulates strategies based on appropriate levels in interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital based on the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies, and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, commitments to originate loans, and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management uses two methodologies to manage interest rate risk: (i) an analysis of relationships between interest-earning assets and interest-bearing liabilities; and (ii) an interest rate shock simulation model. Texas United has traditionally managed its business to reduce its overall exposure to changes in interest rates, however, under current policies of Texas United’s Board of Directors, management has been given some latitude to increase Texas United’s interest rate sensitivity position within certain limits if, in management’s judgment, it will enhance profitability.

     To effectively measure and manage interest rate risk, Texas United uses an interest rate shock simulation model to determine the impact on net interest income under various interest rate scenarios, balance sheet trends and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. Additionally, duration and market value sensitivity measures are utilized when they provide added value to the overall interest rate risk management process. The overall interest rate risk position and strategies are reviewed by Texas United’s Board of Directors on an ongoing basis.

     Texas United manages its exposure to interest rates by structuring its balance sheet in the ordinary course of business. Texas United does not currently enter into instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts or forward delivery contracts for the purpose of reducing interest rate risk.

     An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. The management of interest rate risk is performed by analyzing the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time (“GAP”) and by analyzing the effects of interest rate changes on net interest income over specific periods of time by projecting the performance of the mix of assets and liabilities in varied interest rate environments. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. A company is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative GAP would tend to affect net interest income adversely, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely. However, it is management’s intent to achieve a proper balance so that incorrect rate forecasts should not have a significant impact on earnings.

     The following table sets forth an interest rate sensitivity analysis for Texas United at December 31, 2002:

	Volumes Subject to Repricing Within

				Greater
	0-30	31-180	181-365	than
	Days	Days	Days	1 Year	Total

	(Dollars in thousands)
Interest-earning assets:
Securities	$4,040	$8,584	$17,353	$99,720	$129,697
Loans	100,705	42,863	44,755	197,992	386,315

Total interest-earning assets	$104,745	$51,447	$62,108	$297,712	$516,012
Interest-bearing liabilities:
Demand, money market and savings deposits	$183,698	$—	$—	$—	$183,698
Certificates of deposit and other time deposits	12,114	83,961	43,875	46,977	186,927
Federal fund purchased and FHLB borrowings	21,437	14,818	15,880	25,192	77,327

Total interest-bearing liabilities	$217,249	$98,779	$59,755	$72,169	$447,952
Period GAP	$(112,504)	$(47,332)	$2,353	$225,543	$68,060
Cumulative GAP	$(112,504)	$(159,836)	$(157,483)	$68,060	$68,060
Period GAP to total assets	(19.2)%	(8.1)%	0.4%	38.4%	11.6%
Cumulative GAP to total assets	(19.2)%	(27.2)%	(26.8)%	11.6%	11.6%

     Texas United’s one-year cumulative GAP position at December 31, 2002, was negative $157.5 million or 26.8% of assets. This is a one-day position that is continually changing and is not indicative of Texas United’s position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the GAP position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk. Texas United maintains a Rate Committee and the ALCO that review Texas United’s interest rate risk position on a monthly and quarterly basis, respectively.

Liquidity

     Liquidity involves Texas United’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate Texas United on an ongoing basis. Texas United’s liquidity needs are primarily met by growth in core deposits. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, Texas United does not rely on these external funding sources. Texas United maintains investments in liquid assets based upon management’s assessment of cash needs, expected deposit flows, objectives of its asset/liability management program, availability of federal funds or FHLB advances, and other available yield on liquid assets. Several options are available to increase liquidity, including the sale of investment and loans, increasing deposit marketing activities, and borrowing from the FHLB or correspondent banks. The cash and federal funds sold position, supplemented by amortizing investments along with payments and maturities within the loan portfolio, have historically created an adequate liquidity position.

     Cash flows from operating activities for the year ended December 31, 2002 were used to fund loans held for sale. Cash flows from operating activities for each of the years ended December 31, 2001 and 2000 were predominately provided through net earnings. Cash flows from investing activities during each of the same fiscal years were used to fund loans and acquire securities for investing activities, partially offset by funds received from the sale of securities and cash obtained from acquisitions. In addition, cash flows from financing activities were provided for from the increase in deposits and borrowings.

     Texas United’s future cash payments associated with its contractual obligations pursuant to its long-term debt, operating leases, letters of credit and commitments to extend credit as of December 31, 2002 are summarized below:

	Payments due in:

		Fiscal	Fiscal
	Fiscal 2003	2004-2005	2006-2007	Thereafter	Total

		(Dollars in thousands)
Company-obligated manditorily redeemable trust preferred securities of subsidiary trust	$—	$—	$—	$7,000	$7,000
Long-term debt	25,718	18,786	16,027	2,414	62,945
Operating leases	357	311	20	—	688

Total	$26,075	$19,097	$16,047	$9,414	$70,633

     In the ordinary course of business, Texas United enters into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received. Texas United’s commitments associated with outstanding letters of credit and commitments to extend credit as of December 31, 2002 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

		Fiscal	Fiscal
	Fiscal 2003	2004-2005	2006-2007	Thereafter	Total

		(Dollars in thousands)
Standby letters of credit	$761	$16	$10	$—	$787
Commitments to extend credit	33,920	2,880	—	2,105	38,905

Total	$34,681	$2,896	$10	$2,105	$39,692

Capital Resources

     Capital management consists of providing equity to support both current and future operations. Texas United is subject to capital adequacy requirements imposed by the Federal Reserve, and State Bank is subject to capital adequacy requirements imposed by the FDIC. Both the Federal Reserve and the FDIC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

     The risk-based capital standards issued by the Federal Reserve require all bank holding companies to have “Tier 1 capital” of at least 4.0% and “total risk-based capital” (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. “Tier 1 capital” generally includes common shareholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. “Tier 2 capital” may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

     The Federal Reserve has also adopted guidelines which supplement the risk-based capital guidelines with a minimum ratio of Tier 1 capital to average total consolidated assets (“leverage ratio”) of 3.0% for institutions with well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4.0% to 5.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

     Pursuant to FDICIA, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. State Bank is subject to capital adequacy guidelines of the FDIC that are substantially similar to the Federal Reserve’s guidelines. Also pursuant to FDICIA, the FDIC has promulgated regulations setting the levels at which an insured institution such as State Bank would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” State Bank is classified “well capitalized” for purposes of the FDIC’s prompt corrective action regulations.

     Total shareholders’ equity as of December 31, 2002 was $35.4 million, an increase of $8.0 million or 29.2% compared with shareholders’ equity of $27.4 million at December 31, 2001. The increase was primarily due to net earnings for 2002 of $4.3 million, issuance of common stock of $2.6 million related to the Bryan-College Station acquisition, and the $1.9 million increase in unrealized gains on securities. This was partially offset by the payment of dividends in the amount of $1.0 million.

     The following table provides a comparison of Texas United’s and State Bank’s leverage and risk-weighted capital ratios as of December 31, 2002 to the minimum and well-capitalized regulatory standards:

			To be Well
	Minimum		Capitalized Under	Actual
	Required for		Prompt Corrective	Ratio at
	Capital Purposes		Action Provisions	December 31, 2002

Texas United
Leverage ratio	4.00	%(1)	N/A	5.49%
Tier 1 risk-based capital ratio	4.00%		N/A	7.97%
Risk-based capital ratio	8.00%		N/A	8.83%
State Bank
Leverage ratio	4.00	%(2)	5.00%	6.69%
Tier 1 risk-based capital ratio	4.00%		6.00%	9.57%
Risk-based capital ratio	8.00%		10.00%	10.43%

(1)	The Federal Reserve may require Texas United to maintain a leverage ratio above the required minimum.

(2)	The FDIC may require State Bank to maintain a leverage ratio above the required minimum.

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

     For information regarding the market risk of Texas United’s financial instruments, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity and Market Risk. Texas United’s principal market risk exposure is to interest rates.

Item 8.   Financial Statements and Supplementary Data

     The financial statements, the reports thereon, and the notes thereto commence at page F-1 of Annual Report on Form 10-K.

Consolidated Quarterly Financial Data of Texas United

	Quarter Ended 2002

		(unaudited)
	December 31	September 30	June 30	March 31

	(Dollars in thousands, except per share data)
Interest income	$9,131	$8,452	$7,501	$7,322
Interest expense	2,808	2,593	2,313	2,659

Net interest income	6,323	5,859	5,188	4,663
Provision for loan losses	550	500	400	450

Net interest income after provision	5,773	5,359	4,788	4,213
Noninterest income	3,747	2,198	2,571	3,155
Noninterest expense	8,198	6,777	5,565	5,348

Income before income taxes	1,322	780	1,794	2,020
Provision for income taxes	394	189	501	554

Net income	$928	$591	$1,293	$1,466

Earnings per share:
Basic	$0.34	$0.23	$0.52	$0.59

Diluted	$0.32	$0.22	$0.50	$0.56

	Quarter Ended 2001

		(unaudited)
	December 31	September 30	June 30	March 31

	(Dollars in thousands, except per share data)
Interest income	$7,532	$7,562	$7,533	$7,267
Interest expense	3,027	3,245	3,284	3,508

Net interest income	4,505	4,317	4,249	3,759
Provision for loan losses	413	256	127	129

Net interest income after provision	4,092	4,061	4,122	3,630
Noninterest income	2,801	1,671	1,726	1,667
Noninterest expense	6,567	4,382	4,596	4,216

Income before income taxes	326	1,350	1,252	1,081
Provision for income taxes	62	300	216	207

Net income	$264	$1,050	$1,036	$874

Earnings per share:
Basic	$0.10	$0.42	$0.42	$0.35

Diluted	$0.09	$0.41	$0.40	$0.34

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two year period ended December 31, 2002.

PART III.

Item 10. Directors and Executive Officers of Texas United

     The information under the captions “Election of Directors,” “Continuing Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Texas United’s definitive proxy statement for its 2003 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (“2003 Proxy Statement”), is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

     The information under the caption “Executive Compensation and Other Matters” in the 2003 Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2003 Proxy Statement is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions

     The information under the caption “Interests of Management and others in Certain Transactions” in the 2003 Proxy Statement is incorporated herein by reference in response to this item.

Item 14. Controls and Procedures

Evaluation of disclosure controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls. Subsequent to the date of the Company’s most recent evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures, and there were no corrective actions with regard to significant deficiencies and material weaknesses based on such evaluation.

PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements

     Reference is made to the consolidated financial statements, reports thereon, and notes thereto commencing at page F-1 of this Annual Report on Form 10-K. A list of such consolidated financial statements is set forth below:

Report of Independent Certified Public Accountants
Consolidated Balance Sheets at December 31, 2002 and 2001
Consolidated Statements of Earnings for the Years Ended December 31, 2002, 2001, and 2000
Consolidated Statement of Shareholders’ Equity for the Years Ended December 31, 2002, 2001, and 2000
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000
Notes to Consolidated Financial Statements

There are no financial statement schedules filed herewith.

(b)	Reports on Form 8-K

The Company did not file any Current Reports on form 8-K during the fourth quarter of 2002.

(c)	Exhibits

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization between Texas United Bancshares, Inc. and The Bryan-College Station Financial Holding Company, as amended, dated November 5, 2001 (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (Registration No. 333-84644) (the “Registration Statement”))

3.1	Articles of Incorporation of Texas United, as amended (incorporated herein by reference to Exhibit 3.1 to the Registration Statement)

3.2	Bylaws of Texas United (incorporated herein by reference to Exhibit 3.2 to the Registration Statement)

4.1	Specimen certificate representing shares of Texas United common stock (incorporated herein by reference to Exhibit 4.1 to the Registration Statement)

4.2*	Indenture dated September 7, 2000 by and between Texas United Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association with respect to the Junior Subordinated Deferrable Interest Debentures of Texas United Bancshares, Inc.

10.1†	Texas United Bancshares, Inc. 1998 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement)

10.2†	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Registration Statement)

10.3†	Texas United Bancshares, Inc. Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement)

10.4†	Form of Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.4 to the Registration Statement)

10.5†	Form of Executive Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.5 to the Registration Statement)

Exhibit
Number	Description of Exhibit

21.1	Subsidiaries of Texas United (incorporated herein by reference to Exhibit 21.1 to the Registration Statement)

23.1**	Consent of Grant Thornton LLP, independent auditors of Texas United

99.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     *     This Exhibit is not filed herewith because it meets the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K and the Company hereby agrees to furnish a copy thereof to the Commission upon request.

     **    Filed herewith.

     †      Management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of the Securities Act, the Registrant has caused this Registration Statement or amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS UNITED BANCSHARES, INC. (Registrant)

By:	/s/ L. Don Stricklin

Name: Title: Date:	L. Don Stricklin President and Chief Executive Officer March 28, 2003

     Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities indicated and on the 28th day of March, 2003.

Signature	Title

/s/ L. Don Stricklin L. Don Stricklin	President and Chief Executive Officer (principal executive officer)

/s/ Thomas N. Adams	Executive Vice President and Chief Financial Officer (principal financial officer/principal accounting officer)
Thomas N. Adams

/s/ Bruce Frenzel Bruce Frenzel	Director

/s/ Michael Kulhanek Michael Kulhanek	Director

/s/ Lee D. Mueller, Jr. Lee D. Mueller, Jr.	Director

/s/ James D. Selman, Jr. James D. Selman, Jr.	Director

/s/ Michael Steinhauser Michael Steinhauser	Director

/s/ Ervan E. Zouzalik Ervan E. Zouzalik	Director

CERTIFICATIONS

I, L. Don Stricklin, President and Chief Executive Officer of the registrant, certify that:

     1.      I have reviewed this annual report on Form 10-K of Texas United Bancshares, Inc.;

     2.      Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.      Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.      The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     (c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

     (a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     (b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.      The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ L. Don Stricklin

L. Don Stricklin President and Chief Executive Officer

I, Thomas N. Adams, Executive Vice President and Chief Financial Officer of the registrant, certify that:

     1.       I have reviewed this annual report on Form 10-K of Texas United Bancshares, Inc.;

     2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     (c)      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

     (a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     (b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Thomas N. Adams Thomas N. Adams Executive Vice President and Chief Financial Officer

Report of Independent Certified Public Accountants

The Board of Directors and Shareholders
Texas United Bancshares, Inc.

     We have audited the accompanying consolidated balance sheets of Texas United Bancshares, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas United Bancshares, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note B and in Note I to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 147 (“SFAS 147”), Acquisitions of Certain Financial Institutions, on October 1, 2002 and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, on January 1, 2002.

/s/ GRANT THORNTON LLP

Houston, Texas
March 7, 2003

Texas United Bancshares, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
December 31,
(Dollars in thousands, except share amounts)

	2002	2001

ASSETS
Cash and cash equivalents
Cash and due from banks	$20,574	$21,466
Federal funds sold	—	11,200

Total cash and cash equivalents	20,574	32,666
Available-for-sale securities	132,140	109,877
Loans, net	349,345	272,374
Loans held for sale	33,674	817
Premises and equipment, net	23,363	18,882
Accrued interest receivable	3,006	2,605
Goodwill	9,432	6,889
Core deposit intangibles	512	—
Mortgage servicing rights	2,877	1,349
Other assets	12,139	8,170

	$587,062	$453,629

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$82,294	$71,976
Interest-bearing	370,625	303,712

Total deposits	452,919	375,688
Federal funds purchased	19,732	647
Other liabilities	5,807	3,690
Borrowings	62,945	39,232
Subordinated notes and debentures	3,241	—

Total liabilities	544,644	419,257
Commitments and contingencies	—	—
Company obligated manditorily redeemable capital securities of subsidiary trust	7,000	7,000
Shareholders’ equity
Preferred stock, no par value, 500,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 20,000,000 shares authorized at December 31, 2002 and 3,000,000 shares authorized at December 31, 2001; 2,646,139 shares issued and 2,640,044 outstanding at December 31, 2002 and 2,502,145 shares issued and 2,483,392 outstanding at December 31, 2001	2,646	2,502
Additional paid-in capital	16,683	14,136
Retained earnings	14,594	11,342
Accumulated other comprehensive gain (loss)	1,612	(275)

	35,535	27,705
Less common stock held in treasury - at cost	117	333

	35,418	27,372

	$587,062	$453,629

     The accompanying notes are an integral part of these statements.

Texas United Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS
Year ended December 31,
(Dollars in thousands, except per share amounts)

	2002	2001	2000

Interest income
Loans	$26,569	$24,486	$19,998
Investment securities
Taxable	5,027	3,781	3,424
Tax-exempt	759	1,154	1,230
Federal funds sold and other temporary investments	51	473	703

Total interest income	32,406	29,894	25,355
Interest expense
Deposits	8,057	11,490	10,003
Federal funds purchased	330	235	192
Borrowings	1,244	547	1,100
Company obligated manditorily redeemable capital securities of subsidiary trust	742	792	187

Total interest expense	10,373	13,064	11,482

Net interest income	22,033	16,830	13,873
Provision for loan losses	1,900	925	293

Net interest income after provision for loan losses	20,133	15,905	13,580
Noninterest income
Service charges	5,826	4,555	3,581
Other operating income	5,845	3,310	1,727

Total noninterest income	11,671	7,865	5,308
Noninterest expense
Employee compensation and benefits	12,602	9,877	7,940
Occupancy expense	3,365	2,393	1,724
Other operating expenses	9,921	7,491	5,786

Total noninterest expenses	25,888	19,761	15,450

Earnings before income taxes	5,916	4,009	3,438
Provision for income taxes
Current expense	1,206	504	464
Deferred expense (benefit)	432	281	(63)

	1,638	785	401

NET EARNINGS	$4,278	$3,224	$3,037

Basic earnings per common share	$1.68	$1.29	$1.25

Diluted earnings per common share	$1.60	$1.24	$1.19

The accompanying notes are an integral part of these statements.

Texas United Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2000, 2001 and 2002
(Dollars in thousands)

					Accumulated
	Common stock		Additional		other	Common	Total
			paid-in	Retained	comprehensive	stock in	shareholders’
	Shares	Amount	capital	earnings	income (loss)	treasury	equity

Balance at January 1, 2000	2,411,810	$2,412	$12,682	$6,746	$(1,673)	$(321)	$19,846
Comprehensive income:
Net earnings	—	—	—	3,037	—	—	3,037
Unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	1,010	—	1,010

Comprehensive income							4,047
Issuance of common stock	74,255	74	1,219	—	—	—	1,293
Purchase of treasury stock	—	—	—	—	—	(281)	(281)
Sale of treasury stock	—	—	—	—	—	471	471
Dividends	—	—	—	(772)	—	—	(772)

Balance at December 31, 2000	2,486,065	2,486	13,901	9,011	(663)	(131)	24,604
Comprehensive income:
Net earnings	—	—	—	3,224	—	—	3,224
Unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	388	—	388

Comprehensive income							3,612
Compensation related to exercise of stock options	—	—	105	—	—	—	105
Issuance of common stock upon exercise of employee stock options	16,080	16	122	—	—	—	138
Purchase of treasury stock	—	—	—	—	—	(417)	(417)
Sale of treasury stock	—	—	8	—	—	215	223
Dividends	—	—	—	(893)	—	—	(893)

Balance at December 31, 2001	2,502,145	2,502	14,136	11,342	(275)	(333)	27,372

Texas United Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY – CONTINUED
Years ended December 31, 2000, 2001 and 2002
(Dollars in thousands)

					Accumulated
	Common stock		Additional		other	Common	Total
			paid-in	Retained	comprehensive	stock in	shareholders'
	Shares	Amount	capital	earnings	income (loss)	treasury	equity

Comprehensive income:
Net earnings	—	$—	$—	$4,278	$—	$—	$4,278
Unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	1,887	—	1,887

Comprehensive income							6,165
Issuance of common stock upon exercise of employee stock options	6,291	6	47	—	—	—	53
Issuance of common stock related to the acquisition of The Bryan-College Station Financial Holding Company	137,703	138	2,477	—	—	—	2,615
Compensation related to grant of treasury stock to employees	—	—	5	—	—	45	50
Sale of treasury stock	—	—	18	—	—	171	189
Dividends	—	—	—	(1,026)	—	—	(1,026)

Balance at December 31, 2002	2,646,139	$2,646	$16,683	$14,594	$1,612	$(117)	$35,418

     The accompanying notes are an integral part of this statement.

Texas United Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31,
(Dollars in thousands)

	2002	2001	2000

Cash flows from operating activities:
Net earnings	$4,278	$3,224	$3,037
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	1,900	925	293
Depreciation and amortization	2,198	1,330	834
Noncash compensation expense	50	105	—
Loss (gain) on sale of premises, equipment and other real estate	1	(16)	(55)
Realized (gain) loss, net, on sale of available-for-sale securities	(1,457)	(340)	44
Amortization of premium, net of accretion of discounts on securities	497	139	28
Write-down of other real estate	123	1	8
Impairment on mortgage servicing rights	446	—	—
Funding of deferred compensation plan	(3,000)	—	—
Changes in assets and liabilities, net of effects resulting from acquisitions:
Decrease (increase) in accrued interest receivable	33	115	(359)
(Increase) decrease in loans held for sale	(30,502)	2,852	(82)
Increase in mortgage servicing rights	(2,432)	(1,002)	(462)
Increase in other assets	(1,403)	(1,551)	(794)
Increase (decrease) in other liabilities	(339)	1,207	544

Net cash (used) provided by operating activities	(29,607)	6,989	3,036
Cash flows from investing activities:
Net increase in cash resulting from acquisitions	18,194	—	30,523
Maturities of interest-bearing deposits in other financial institutions, net of effects resulting from acquisitions	—	—	2,070
Proceeds from sales of available-for-sale securities	109,448	22,426	17,207
Proceeds from principal repayments of available-for-sale securities	18,429	11,475	5,015
Proceeds from maturities and calls of available-for-sale securities	100	7,550	1,420
Proceeds from maturities and calls of held-to-maturity securities	—	—	55
Purchases of available-for-sale securities, net of effects resulting from acquisitions	(145,640)	(74,707)	(6,201)
Net increase in loans, net of the effects resulting from acquisitions	(23,956)	(38,981)	(62,631)

Proceeds from sales of premises, equipment and other real estate	228	211	265
Purchases of premises, equipment and other real estate, net of effects resulting from acquisitions	(4,335)	(4,998)	(4,478)

Net cash used in investing activities	(27,532)	(77,024)	(16,755)

Texas United Bancshares, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
Year ended December 31,
(Dollars in thousands)

	2002	2001	2000

Cash flows from financing activities:
Net increase in deposits, net of the effects resulting from acquisitions	$3,396	$39,380	$38,462
Change in federal funds purchased, net of the effects resulting from acquisitions	19,085	647	(3,960)
Net proceeds from issuance of common stock upon exercise of employee stock options	53	138	—
Issuance of common stock	—	—	1,093
Proceeds from borrowings	146,367	171,500	26,878
Proceeds from issuance of capital securities of trust	—	—	7,000
Repayment of borrowings	(122,654)	(141,395)	(45,115)
Repayment of subordinated notes and debentures	(388)	—	—
Purchase of treasury stock	—	(417)	(281)
Sale of treasury stock	189	223	471
Dividends paid	(1,001)	(838)	(763)

Net cash provided by financing activities	45,047	69,238	23,785

Net (decrease) increase in cash and cash equivalents	(12,092)	(797)	10,066
Cash and cash equivalents at beginning of year	32,666	33,463	23,397

Cash and cash equivalents at end of year	$20,574	$32,666	$33,463

     The accompanying notes are an integral part of these statements.

Texas United Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follow. The policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

1. General

Texas United Bancshares, Inc. (the Company or the Parent) is a Texas corporation and a financial holding company.

The Company operates eighteen banking centers and four loan production offices in Central Texas. The Company’s primary sources of revenue are derived from investing in various securities and granting loans primarily to customers in Central Texas. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economy in Central Texas.

2. Principles of Consolidation and Investment in Subsidiaries

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Texas United Nevada, Inc. (TUNI), State Bank (the Bank), Third Coast Wealth Advisors, Inc. (Third Coast) and TXUI Statutory Trust I (the Trust) (collectively referred to as the Company). All significant intercompany transactions and balances have been eliminated in the consolidated report of the Company.

3. Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

4. Securities

At the date of purchase, the Company classifies debt and equity securities into one of three categories: held-to-maturity, trading, or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income (loss).

Gains and losses on the sale of securities are determined using the specific-identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their carrying value that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

Texas United Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

5. Loans

Loans for which management has the ability and intent to hold for the foreseeable future or until maturity or pay off are reported at the principal amount outstanding, net of charge-offs, unearned discounts, purchase discounts and an allowance for loan losses. Unearned discounts on installment loans are recognized using a method which approximates a level yield over the term of the loans. Interest on other loans is calculated using the simple interest method on the daily balance of the principal amount outstanding.

A loan is identified as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Company expects to collect all amounts due, including interest past due. The Company generally considers a period of delay in payment to include delinquency up to 90 days. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral if the loan is collateral-dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment charge is recognized through the provision for loan losses.

The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Loans are returned to accrual status when payments are brought current and, in management’s judgment, the loan will continue to pay as agreed.

6. Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely.

The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of the collectibility and prior loss experience of loans and commitments to extend credit. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans and current and anticipated economic conditions that may affect the borrower’s ability to pay.

7. Loans Held for Sale

Loans held for sale are carried at the lower aggregate cost or market value. Market value is determined by current investor yield requirements.

Texas United Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Dollars in thousands, except per share amounts)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

8. Transfers and Servicing of Financial Assets

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No. 125 of the same title. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125’s provisions without reconsideration. This statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.

In connection with securitizations or transfers, certain retained interests, including Mortgage Servicing Rights (MSR), are recorded at their allocated carrying value based on their relative fair value and are amortized in proportion to, and over the period of, estimated future net servicing income. Initially and at subsequent measurement dates, fair value is determined by computing the present value of the estimated cash flows retained, using the dates that such cash flows are expected to be released to the Company, at a discount rate considered to be commensurate with the risks associated with the cash flows. The amounts and timing of the cash flows are estimated after considering various economic factors including prepayment, delinquency, default and loss assumptions. Valuation of retained interests in securitizations may also involve the use of quoted market prices on same or similar securities.

The Company assesses impairment of the MSR based on the fair value of those rights on a stratum-by-stratum basis, with any impairment recognized through a valuation allowance for each impaired stratum. The portfolio is stratified based on risk characteristics such as life, interest rate and balance of underlying loan.

9. Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful life of each type of asset.

10. Advertising Costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.

11. Other Real Estate

Real estate acquired by foreclosure is recorded at the lower of the fair value at the date of foreclosure or acquisition, or the book value of the loan. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expenses.

Texas United Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Dollars in thousands, except per share amounts)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

12. Goodwill and Core Deposit Intangibles

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition.

Core deposit intangibles, which represents the net present value of the future economic benefits related to purchased deposits, are amortized on an accelerated basis over their estimated benefit period, which is eight years.

The Company accounts for goodwill and core deposit intangibles in accordance with SFAS 142, which was adopted on January 1, 2002. SFAS 142 supercedes APB Opinion No. 17, Intangible Assets. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) the amortization period of intangible assets with finite lives will no longer be limited to forty years, and (4) intangible assets deemed to have an indefinite life will be tested for impairment at least annually using a two step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as a cumulative effect of a change in accounting principle. The second step of the goodwill impairment test measures the amount of the impairment loss, if any, and must be completed by the end of the fiscal year.

Intangible assets that have finite lives continue to be subject to amortization. In addition, the Company must evaluate the remaining useful life each reporting period to determine whether events and circumstances warrant a revision of the remaining period of amortization. If the estimate of an intangible asset’s remaining life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life.

13. Income Taxes

The Company files a consolidated Federal income tax return. By agreement with the Parent, the Bank, Third Coast and TUNI record a provision or benefit for Federal income taxes on the same basis as if they had filed a separate Federal income tax return. The asset and liability method of accounting is used for income taxes where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. When management determines that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance must be established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Texas United Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Dollars in thousands, except per share amounts)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

14. Earnings Per Share

Basic earnings per common share is calculated by dividing net income available for common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net earnings available for common shareholders by the weighted average number of common and dilutive potential common shares. The effect of stock options are considered in earnings per share calculations if dilutive, using the treasury stock method.

15. Stock-Based Compensation

The Company has two stock-based employee compensation plans, which are described more fully in Note R. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plan. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (SFAS 123), Accounting for Stock-Based Compensation (with the assumptions described in Note R), to its stock-based employee plans.

	2002	2001	2000

	—	—
Net income as reported	$4,278	$3,224	$3,037
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	105	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified or settled, net of related tax effects	29	57	70

Pro forma net income	$4,249	$3,272	$2,967

Earnings per share:
Basic – as reported	$1.68	$1.29	$1.25

Basic – pro forma	$1.67	$1.31	$1.23

Diluted – as reported	$1.60	$1.24	$1.19

Diluted – pro forma	$1.59	$1.26	$1.16

16. Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Texas United Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Dollars in thousands, except per share amounts)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

17. Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

18. Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

NOTE B - NEW PRONOUNCEMENTS

Accounting for Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143 (SFAS 143), Accounting for Asset Retirement Obligations. This statement requires entities to record a liability for the estimated retirement and removal costs of assets used in their business. The liability is recorded at its fair value, with a corresponding asset which is depreciated over the remaining useful life of the long-lived asset to which the liability relates. Period expenses will also be recognized for changes in the original value of the liability as a result of the passage of time and revisions in the undiscounted cash flows required to satisfy the obligation. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. The Company anticipates that adoption of SFAS 143 will not have a material effect on the financial statements of the Company.

In August 2001, the FASB issued SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses issues relating to the implementation of SFAS No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and develops a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company adopted the provisions of SFAS 144 on January 1, 2002. Management believes SFAS 144 does not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

Accounting for Debt Extinguishments

In April 2002, the FASB issued SFAS No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion No. 30 (APB 30), Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Gains or losses from extinguishment of debt that do not meet the criteria of APB 30 should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 will be effective for fiscal years beginning after May 15, 2002. The Company anticipates that adoption of SFAS 145 will not have a material effect on the financial statements of the Company.

Texas United Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

NOTE B - NEW PRONOUNCEMENTS – Continued

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities the Company initiates after that date.

Acquisitions of Certain Financial Institutions

In October 2002, the FASB issued SFAS 147. This statement provides interpretive guidance on the application of the purchase method of acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS 147 removes acquisitions of financial institutions from the scope of SAFS No. 72 (SFAS 72), Accounting for Certain Acquisitions of Banking and Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method. SFAS 147 requires that those transactions be accounted in accordance with SFAS No. 141, Business Combinations and SFAS 142. Thus, the requirement of SFAS 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, SFAS 147 amends SFAS 144 to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. As further disclosed in Note I, the Company will no longer amortize approximately $400,000 related to unidentifiable intangible assets acquired in connection with previous acquisitions. The provisions of the Statement were effective for acquisitions on or after October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets were effective October 1, 2002. If the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of that assets shall be reclassified to goodwill as of the later of the date of acquisition or the date that SFAS 142 is applied in its entirety, which was January 1, 2002 for the Company. Any amortization of the unidentifiable intangible asset recorded from the date of adoption of SFAS 142 to the date of adoption of SFAS 147 shall be removed. During 2002, the Company reclassified $3.5 million in unidentifiable intangible assets to goodwill and reversed $300,000 in amortization expense.

Texas United Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

NOTE B - NEW PRONOUNCEMENTS – Continued

Stock-Based Employee Compensation

In December 2002, the FASB issued SFAS No. 148 (SFAS 148), Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123, to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the pro-forma effect on reported results of applying the fair value based method for entities which use the intrinsic value method of accounting. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with earlier application permitted. The Company does not plan a change to the fair-value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying notes to the consolidated financial statements.

Accounting for Guarantees

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. Interpretation 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company issues guarantees in the normal course of business. The Company is currently assessing and quantifying the effect that adoption of FIN 45 will have on its 2003 financial statements.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for certain entities which do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both, as a result of holding variable interests, which are ownership, contractual, or other pecuniary interests in an entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company currently does not have an ownership interest in any entities which meet the definition of a variable interest entity which are not consolidated in the accompanying financial statements, and therefore does not expect the adoption of FIN 46 to have a material impact on its 2003 financial statements.

Texas United Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

NOTE B - NEW PRONOUNCEMENTS – Continued

Revenue Recognition

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, Revenue Arrangements with Multiple Deliverables. The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company has not determined the effect of adoption of EITF on its financial statements or the method of adoption it will use.

NOTE C – BUSINESS ACQUISITIONS AND COMBINATIONS

On July 31, 2002, the Company completed the acquisition of The Bryan-College Station Financial Holding Company and its subsidiaries (“Bryan-College Station”). In exchange for all of the issued and outstanding stock of Bryan-College Station, the Company issued 137,703 shares of its common stock and assumed $3,629 in outstanding debentures. The three locations of First Federal Savings Bank (“First Federal”), Bryan-College Station’s wholly-owned subsidiary, became banking centers of State Bank. On July 31, 2002, Bryan-College Station reported total consolidated assets of $79,908, total loans of $57,535, total cash of $19,089, property and equipment of $1,817, $73,835 in deposits, and $2,253 in other liabilities. The excess of the cost over fair value of the assets acquired of $2,543 is included in goodwill in the accompanying balance sheet.

On September 29, 2000, the Company purchased the stock of Third Coast Wealth Advisors, Inc. (Third Coast), an investment consulting firm. The acquisition has been accounted for as a purchase, therefore Third Coast’s results of operations are included in the consolidated financial statements from the date of acquisition. The acquisition resulted in the Company acquiring fixed assets with a fair value of $10. The excess of the cost over the fair value of the assets acquired of $240 is included in goodwill in the accompanying balance sheet.

On September 7, 2000, the Bank purchased certain assets and assumed certain liabilities of two branches of Texas Guaranty Bank. The purchase and assumption resulted in the Bank acquiring $447 in cash, $3,696 in loans and $37,877 in deposits. The purchase price was allocated based on the fair value of the assets acquired and liabilities assumed, and the excess of cost of the fair value of the assets and liabilities acquired of $3,212 is included in goodwill in the accompanying balance sheet.

The following unaudited pro forma information assumes the acquisition of Bryan-College Station occurred on January 1, 2002:

Interest income	$36,098
Net earnings	3,808
Earnings per share (basic)	1.49
Earnings per share (diluted)	1.43

Texas United Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

NOTE D – RESERVE REQUIREMENTS

Cash and balances maintained at the Federal Reserve of approximately $418 and $1,524 satisfy regulatory reserve requirements at December 31, 2002 and 2001.

NOTE E - SECURITIES

The securities have been classified in the consolidated balance sheet according to management’s intent. The carrying amount of securities and their approximate fair values are as follows at December 31, 2002 and 2001:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value

2002
Available-for-sale securities:
Municipal securities	$13,555	$758	$—	$14,313
U. S. Agency securities	33,027	726	—	33,753
Mortgage-backed securities	79,886	1,113	154	80,845
Other	3,229	—	—	3,229

	$129,697	$2,597	$154	$132,140

2001
Available-for-sale securities:
Municipal securities	$26,637	$254	$235	$26,656
U. S. Agency securities	20,777	9	264	20,522
Mortgage-backed securities	60,344	365	546	60,163
Other	2,536	—	—	2,536

	$110,294	$628	$1,045	$109,877

Other securities include investments in Federal Home Loan Bank (FHLB) stock of $3,005 and $2,351 at December 31, 2002 and 2001. The FHLB stock is restricted, as it is a required investment under the Bank’s borrowing agreement with the FHLB.

Gross realized gains on sales of available-for-sale securities were $1,584, $447 and $19 for the years ended December 31, 2002, 2001 and 2000. Gross realized losses on sales of available-for-sale securities were $127, $107 and $63 for the years ended December 31, 2002, 2001 and 2000.

Texas United Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

NOTE E – SECURITIES – Continued

The following table shows the contractual maturity distribution of the investment portfolio at December 31, 2002. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale securities

	Amortized cost	Fair value

Due in one year or less	$—	$—
Due from one to five years	38,630	39,761
Due from five to ten years	7,952	8,305
Due after ten years	—	—
Mortgage-backed and other securities	83,115	84,074

	$129,697	$132,140

During 2001, the Company transferred held-to-maturity securities to the available-for-sale category as permitted by the transition rules upon adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The securities transferred had a book value of $8,528 and a net unrealized gain at the date of transfer of $149.

Securities with an aggregate book value of approximately $57,623 and $63,036 at December 31, 2002 and 2001, were pledged as collateral to secure public deposits.

NOTE F - LOANS

     Major classifications of loans are as follows at December 31:

	2002	2001

Commercial	$62,391	$53,401
Real estate:
1-4 family residential	149,471	114,663
Commercial mortgage	62,014	35,886
Other	18,269	23,970
Consumer	60,516	46,270

	352,661	274,190
Less:
Unearned discounts	(20)	(62)
Allowance for loan losses	(3,296)	(1,754)

	$349,345	$272,374

Texas United Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

     NOTE F – LOANS – Continued

Impaired loans were approximately $623 and $380 at December 31, 2002 and 2001. The reduction in interest income associated with these impaired loans was insignificant. The valuation allowance established for impaired loans is not significant. There were no commitments to lend additional funds to borrowers whose loans were classified as impaired.

Outstanding loans to directors, significant shareholders and executive officers of the Company and to their related business interests aggregated $804 and $1,138 at December 31, 2002 and 2001.

Following is an analysis of activity with respect to these amounts for the years ended December 31:

	2002	2001

Balance at January 1	$1,138	$1,549
New loans	1,654	2,387
Repayments	(1,988)	(2,798)

Balance at December 31	$804	$1,138

In management’s opinion, all such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than a normal risk of collectibility or present other unfavorable features.

NOTE G - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows for the years ended December 31:

	2002	2001	2000

Balance at January 1	$1,754	$1,590	$1,737
Provision	1,900	925	293
Charge-offs	(2,052)	(1,383)	(1,638)
Recoveries	954	622	1,198
Balance acquired from Bryan-College Station	740	—	—

Balance at December 31	$3,296	$1,754	$1,590

Texas United Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

NOTE H - PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows at December 31:

	Estimated
	useful lives	2002	2001

Land	—	$2,648	$1,857
Buildings and improvements	10-40 years	16,669	13,731
Furniture, fixtures and equipment	3-10 years	12,291	9,825

		31,608	25,413
Less accumulated depreciation		8,641	7,029

		22,967	18,384
Construction in progress		396	498

		$23,363	$18,882

Included in other assets are other real estate and repossessed assets of $421 and $38 at December 31, 2002 and 2001.

NOTE I – GOODWILL AND LONG-LIVED ASSETS

In 2002, the Company adopted SFAS 142. SFAS 142 addresses the financial accounting and reporting for goodwill and other acquired intangible assets. In particular, SFAS 142 mandates a fair value approach to assessing the potential impairment of goodwill and other intangibles with indeterminable lives as previously discussed in Note A(12). No impairment was noted as of the date of adoption or at December 31, 2002. Goodwill amortization expense of approximately $508 and $287 was recorded in fiscal years 2001 and 2000. No amortization was recorded in fiscal year 2002 following adoption of SFAS 142.

The following reconciliation summarizes the pro-forma impact that the adoption of SFAS 142 would have had on the Company’s net income had it been consistently applied to all periods:

	2002	2001	2000

Net earnings, as reported	$4,278	$3,224	$3,037
Add back: Goodwill amortization	—	508	287

Adjusted net earnings	$4,278	$3,732	$3,324

Basic earnings per share:
Net earnings, as reported	$1.68	$1.29	$1.25
Add back: Goodwill amortization	—	0.21	0.12

Adjusted net earnings	$1.68	$1.50	$1.37

Texas United Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

NOTE I – GOODWILL AND LONG-LIVED ASSETS – Continued

	2002	2001	2000

Diluted earnings per share:
Net earnings, as reported	$1.60	$1.24	$1.19
Add back: Goodwill amortization	—	0.20	0.12

Adjusted net earnings	$1.60	$1.44	$1.31

The gross carrying amount of intangible assets and associated amortization at December 31, 2002 is presented in the following table:

	Gross	Accumulated
	carrying	amortization
	amount	and impairment

Amortized intangible assets:
Mortgage servicing rights	$4,053	$1,176
Core deposit intangibles	564	52

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of December 31, 2002. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period amortization and impairment and estimated future amortization for intangible assets:

	Mortgage
	servicing	Core deposit
	rights	intangibles	Total

Year ended December 31, 2002 (actual)	$831	$52	$883
Estimate for the year ended December 31,
2003	496	119	615
2004	496	103	599
2005	442	88	530
2006	395	72	467
2007	395	56	451

Texas United Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

NOTE J – MORTGAGE SERVICING RIGHTS

The activity in the Company’s MSR was as follows for the years ended December 31:

	2002	2001	2000

Balance at January 1	$1,349	$467	$192
Additions	2,359	1,002	462
Amortization	(385)	(120)	(187)
Impairment write-down	(446)	—	—

Balance at December 31	$2,877	$1,349	$467

Prior to 2002, there has not been any impairment of MSRs. During 2002, none of the established impairment valuation allowance was reversed.

At December 31, 2002, the loan servicing portfolio with capitalized MSR totaled $137,653 compared with $83,456 at December 31, 2001.

NOTE K – ADVERTISING

Direct-response advertising costs consist of pre-approved credit card applications and are capitalized and amortized. Amortization is computed on a straight-line basis over a period of the expected benefit based on history of similar promotions. Capitalized direct-response advertising costs are included in other assets on the accompanying balance sheets and totaled $721 and $246 at December 31, 2002 and 2001. Amortization of capitalized direct-response advertising for 2002, 2001 and 2000 was $89, $-0- and $-0-.

NOTE L – INTEREST-BEARING DEPOSITS

The types of accounts and their respective balances included in interest-bearing deposits are as follows at December 31,:

	2002	2001

NOW accounts and interest-bearing checking accounts	$117,775	$95,545
Savings	26,198	18,488
Money market	39,725	35,341
Certificates of deposit and IRAs	186,927	154,338

	$370,625	$303,712

Texas United Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

NOTE L – INTEREST-BEARING DEPOSITS – Continued

The aggregate amount of certificates of deposit, each with a minimum denomination of $100, was approximately $53,095 and $46,006 at December 31, 2002 and 2001. At December 31, 2002, the scheduled maturities of certificates of deposit and IRAs are as follows:

2003	$139,950
2004	30,294
2005	7,322
2006	1,791
2007 and thereafter	7,570

$186,927

Deposits of executive officers, significant shareholders and directors were $2,492 and $6,887 (including time deposits of $951 and $3,388) at December 31, 2002 and 2001.

NOTE M – BORROWINGS

The Company has multiple advances of short and long-term borrowings which have been made in accordance with an “Agreement for Advance” that was entered into in 1998 with the Federal Home Loan Bank. The borrowings have interest rates varying from 2.0% to 5.9% at December 31, 2002. The borrowings are collateralized by security agreements and pledge assignments.

Aggregate maturities of borrowings for the five years following December 31, 2002 are as follows:

Year ending
December 31,	Amount

2003	$25,718
2004	2,846
2005	15,940
2006	6,037
2007	9,990
Thereafter	2,414

$62,945

During 2001, the Company entered into a $1,000 revolving credit line with a bank. The line of credit was increased to $10.0 million in February 2002. Any borrowings under the facility bear interest at the Federal Funds rate plus 2.25% and are collateralized by the outstanding common stock of TUNI. The credit facility expires in February 2003. There was $5,250 and $-0- outstanding under this line of credit at December 31, 2002 and 2001. The line of credit agreement contains certain covenants, including maintaining certain financial ratios.

Texas United Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

NOTE N – SUBORDINATED NOTES AND DEBENTURES

Subordinated notes and debentures consist of 3,241 units, which were assumed in the acquisition of Bryan-College Station. Each unit consists of a $1 debenture and nine detachable warrants exercisable at an exercise price of $42.79 per share. At December 31, 2002, debentures total $3,241, bear an interest rate of 11.5%, and mature on March 31, 2003. The warrants expire on March 31, 2003. The Company’s debentures require quarterly interest payments of approximately $105.

NOTE O – COMPANY OBLIGATED MANDITORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST

In September 2000, the Company formed TXUI Statutory Trust I, a trust formed under the laws of the State of Connecticut (the “Trust”). The Trust issued $7.0 million of 10.60% Capital Securities and invested the proceeds thereof in the 10.60% Junior Subordinated Deferrable Interest Debentures (the “Junior Subordinated Debentures”) issued by the Company. Distributions of interest are due semi-annually. The Junior Subordinated Debentures will mature on September 7, 2030, which date may be shortened to a date not earlier than September 7, 2010, if certain conditions are met (including the Company having received prior approval of the Federal Reserve). The Capital Securities will be subject to mandatory redemption if the Junior Subordinated Debentures are repaid by the Company. The Junior Subordinated Debentures may be prepaid if certain events occur, including a change in the tax status, a change in the Trust’s status under the Investment Company Act of 1940 or regulatory capital treatment of the Capital Securities. In each case, redemption will be made at par, plus the accrued and unpaid distributions thereon through the redemption date.

NOTE P – INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

	2002	2001

Deferred tax assets:
Net operating loss carryforward	$163	$200
Unrealized loss on available-for-sale securities	—	142
Deferred compensation	241	143
Accrued compensation settlement	172	—
Provision for loan losses	744	177
Accrued expenses not currently deductible	102	102

	1,422	764
Deferred tax liabilities:
Unrealized gain on available-for-sale securities	(831)	—
Depreciation and amortization differences	(1,143)	(749)
Accrued mortgage servicing rights income	(978)	(459)
Federal Home Loan Bank stock dividend	(199)	(84)

	(3,151)	(1,292)

Net deferred liability	$(1,729)	$(528)

Texas United Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

NOTE P – INCOME TAXES – Continued

The reconciliation between the Company’s effective income tax rate and the statutory federal income tax rate is as follows at December 31:

	2002	2001	2000

Statutory federal income tax rate	34.00%	34.00%	34.00%
Tax-exempt interest	(4.09)%	(13.41)%	(16.14)%
Tax-exempt earnings on life insurance	(1.77)%	(1.81)%	(2.09)%
Other	(.45)%	.80%	(4.11)%

Effective income tax rate	27.69%	19.58%	11.66%

The Company has loss carryforwards totaling approximately $478 that may be offset against future taxable income. If not used, the carryforwards will expire in 2006 and 2007.

NOTE Q – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Commitments to extend credit totaled $38,905 and $36,100 at December 31, 2002 and 2001, which includes $787 and $447 of outstanding standby letters of credit. The Company does not anticipate any material losses as a result of these commitments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and have fixed expiration dates or other termination clauses. Some of the commitments are expected to expire without being drawn upon, so that the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The extension of credit, is based on management’s credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

Standby letters of credit and financial guarantees are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved and collateral required in issuing letters of credit are essentially the same as those involved in extending loan facilities to customers.

The Company is involved in certain claims and lawsuits occurring in the normal course of business. Management, after consultation with outside legal counsel, does not believe that the outcome of these actions would have a material impact on the financial statements of the Company.

Texas United Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

NOTE Q – COMMITMENTS AND CONTINGENCIES – Continued

The Company leases certain premises and equipment under cancelable and noncancelable lease arrangements. Total rentals charged to operating expenses were $375, $156 and $92 in the years ended December 31, 2002, 2001 and 2000. At December 31, 2002, future lease commitments under noncancelable leases are $357, $265, $46, $20 and $-0- over the next five years.

The Company has instituted a self-insurance program for employees’ major medical coverages. Claims under the self-insurance program are insured for amounts greater than $40 per employee. The aggregate annual self-insurance amount varies based on participant levels and was limited to approximately $1,032 as of December 31, 2001. Claims are accrued as incurred and the total expense under the program was $1,002, $906 and $754 in 2002, 2001 and 2000.

NOTE R – BENEFIT PLANS

Stock Option Plans

The Company has nonqualified common stock option agreements with two executive officers (one of which is also a director). Options granted under the agreements have a ten year term and vest and become exercisable at 20% each year for five years. The exercise price of the options granted under the agreements was the market value at the date of grant. No options were granted, exercised, forfeited, or expired under these agreements during 2002 or 2001.

During 1998, the Board of Directors adopted the Texas United Bancshares, Inc. 1998 Incentive Stock Option Plan (the 1998 Plan). Under the 1998 Plan, 225,000 shares of common stock are reserved for qualified Incentive Stock Options, of which 11,179 shares are available for future grants at December 31, 2002. Options granted under the 1998 Plan have a maximum term of ten years and become exercisable under the terms of the respective option agreements. The exercise price of the options granted under the 1998 Plan may not be less than the fair market value of the shares on the date the option is granted, unless a person owns 10% or more of the common stock of the Company, in which case it may not be less than 110% of the fair market value of the shares on the date of grant.

A summary of the Company’s stock option activity, and related information follows:

	2002		2001		2000

		Weighted		Weighted		Weighted
		average		average		average
	Options	exercise price	Options	exercise price	Options	exercise price

Outstanding at beginning of year	215,785	$9.16	221,035	$8.67	215,085	$8.46
Granted	10,141	20.56	12,500	17.00	5,950	16.17
Exercised	(6,291)	8.64	(16,080)	8.60	—	—
Forfeited	(892)	19.73	(1,670)	8.60	—	—

Outstanding at end of year	218,743	8.76	215,785	9.16	221,035	8.67

Exercisable at end of year	198,735	8.76	184,068	8.45	135,860	8.26

Texas United Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

NOTE R – BENEFIT PLANS – Continued

The following table summarizes the weighted average fair value and exercise price per share of options granted during the years ended December 31:

	2002		2001		2000

	Weighted	Weighted	Weighted	Weighted	Weighted	Weighted
	average	average	average	average	average	average
	fair value	exercise price	fair value	exercise price	fair value	exercise price

Exercise price equals market price at date of grant	$7.92	$19.00	$3.02	$17.00	$3.75	$16.17
Exercise price exceeds market price at date of grant	4.68	27.39	—	—	—	—

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2002:

	Options outstanding			Options exercisable

		Weighted average	Weighted		Weighted
Range of		remaining life	average		average
exercise price	Options	(in years)	exercise price	Options	exercise price

$5.00-$7.50	33,750	3.89	$5.78	33,750	$5.78
$8.60-$12.00	157,294	5.67	9.02	157,294	9.02
$16.00-$19.00	26,100	8.62	17.47	7,691	16.62
$19.00-$28.50	1,599	3.58	27.39	—	—

	218,743			198,735

The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000

Expected life	10 years	7.0 years	7.0 years
Interest rate	2.99%	4.89%	6.48%
Volatility	40%	0.00%	0.00%
Dividend yield	2.29%	1.88%	1.88%

Stock Appreciation Rights Agreements

The terms of stock appreciation rights agreements (Agreements) grant certain key employees, directors, and advisors of the Company rights to the appreciation in the fair value (as defined in the Agreements) of a stated number of shares of common stock of the Company. The rights become fully vested and are exercisable under the terms of the respective Agreements. The appreciation is payable in whole shares of Company stock valued at fair market value on the date of exercise or at the sole discretion of the Company, solely in cash or a combination of cash and stock. The Agreements terminate on the earliest of: a) ten years from the date of grant, b) the date the employee terminates employment with the Company, if the Company requests the employee’s resignation, c) ninety days after the employee terminates employment with the Company, when termination is the employee’s decision, or d) the date one year after the employee’s death or disability. The number of rights issued under the Agreements as of December 31, 2002, 2001 and 2000 were 44,775, 44,775 and 35,475. Operations are charged or credited for the aggregate appreciation or depreciation of the rights. During 2002, 2001 and 2000, the Company expensed $78, $91 and $44 related to the agreements.

Texas United Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

NOTE R – BENEFIT PLANS – Continued

401(k) Profit Sharing Plan

The Company has a 401(k) Profit Sharing Plan (the Plan) that covers substantially all of its employees. Employees contribute to the Plan through payroll deductions. The Company may match participant contributions at a rate determined annually by the Board of Directors. Additionally, the Company may make a discretionary contribution as determined by the Board of Directors. Total contributions accrued or paid for the period ended December 31, 2002, 2001 and 2000 are approximately $216, $332 and $323.

Deferred Compensation Plans

The Company and the Bank have entered into Deferred Compensation Agreements with certain directors and key employees. Under one group of plans, a participant may elect to defer up to 20% of their compensation. Under another group of plans, a participant may elect to defer 100% of their compensation. Under both of these groups of plans, the Company and each of the banks have agreed to accrue interest on the deferral account balance at an annual rate equal to 10% per year, compounded monthly. Participants become vested in the interest credited to their account at the rate of 10% per plan year, such that at the end of 10 years, the participant is 100% vested.

Under a third plan, the participant receives permanent life insurance coverage. Under this plan, the Company shall pay the primary benefit in ten equal installments commencing on the first day of the month following the participant’s termination of employment.

All plans have been informally funded by insurance policies that are fully funded. The earnings of the insurance policies exceeded compensation charges by approximately $82, $53 and $61 for the years ended December 31, 2002, 2001 and 2000.

Incentive Compensation Plans

The Bank has adopted incentive compensation plans that cover all officers and employees that were employees for the entire plan year (employee plans) and all directors who have served one full year as of the end of the plan year and who do not serve as employees of the bank (director plans). Under the employee plans, the officers and employees are entitled to an amount equal to 50% of earnings in excess of the pre-tax earnings threshold or the plan limits as established by each plan. The pre-tax earnings threshold is established each year by the Board of Directors and is subject to adjustment for extraordinary occurrences. The remaining earnings in excess of the pre-tax earnings threshold are considered to be allocated to the shareholders. Under the director plans, the eligible directors are entitled to an amount equal to 20% of the amount considered to be allocated to the shareholders. Total compensation accrued was $550, $660 and $435 for the years ended December 31, 2002, 2001 and 2000.

Resignation Settlement Agreement

In connection with the acquisition of Bryan-College Station, the Company assumed a liability related to a settlement agreement with a former executive officer of Bryan-College Station. The settlement agreement calls for lifetime monthly payments of approximately $6. A liability of approximately $523 is accrued as of December 31, 2002. This liability is recorded in other liabilities on the accompanying balance sheet and has been determined based on actuarial assumptions.

Texas United Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

NOTE S - REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

The most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category. The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002:
Total Capital (to Risk Weighted Assets):
Texas United Bancshares, Inc.	$33,871	8.83%	≥$30,687	≥8.0%	N/A
The Bank	$40,093	10.43%	≥$30,752	≥8.0%	≥$38,440	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Texas United Bancshares, Inc.	$30,575	7.97%	≥$15,345	≥4.0%	N/A
The Bank	$36,797	9.57%	≥$15,380	≥4.0%	≥$23,070	6.0%
Tier 1 Capital (to Average Assets):
Texas United Bancshares, Inc.	$30,575	5.49%	≥$16,708	≥4.0%	N/A
The Bank	$36,797	6.69%	≥$16,501	≥4.0%	≥$27,501	5.0%

Texas United Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

NOTE S - REGULATORY MATTERS – Continued

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2001:
Total Capital (to Risk Weighted Assets):
Texas United Bancshares, Inc.	$29,426	10.80%	≥$27,244	≥8.0%	N/A
The Bank	$27,962	10.20%	≥$21,920	≥8.0%	≥$27,405	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Texas United Bancshares, Inc.	$27,672	10.16%	≥$10,898	≥4.0%	N/A
The Bank	$26,208	9.56%	≥$10,960	≥4.0%	≥$16,440	6.0%
Tier 1 Capital (to Average Assets):
Texas United Bancshares, Inc.	$27,672	6.49%	≥$12,792	≥4.0%	N/A
The Bank	$26,208	6.13%	≥$12,825	≥4.0%	≥$21,374	5.0%

NOTE T - SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

     Cash paid during the years ended December 31 for:

	2002	2001	2000

Interest	$10,595	$13,002	$10,594
Income taxes	$1,629	$600	$985
Noncash operating, investing and financing activities:
Dividends payable included in other liabilities	$291	$266	$211
Common stock issued in connection with business acquisition	$2,615	$—	$200
Real estate acquired in satisfaction of loans	$65	$64	$110

NOTE U - FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair values of financial instruments are based on management’s estimates and do not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies and subjective considerations, which vary widely among different financial institutions and which are subject to change.

The following methods and assumptions were used by the Company in estimating financial instrument fair values:

• Cash and cash equivalents, federal funds purchased/sold

The balance sheet carrying amount approximates fair value.

Texas United Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

NOTE U - FAIR VALUES OF FINANCIAL INSTRUMENTS – Continued

•	Securities to be held-to-maturity and securities available-for-sale

Fair values for investment securities are based on quoted market prices or quotations received from securities dealers. If quoted market prices are not available, fair value estimates may be based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

•	Loans

Fair values of loans are estimated for segregated groupings of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage and consumer loans. Each of these categories is further subdivided into fixed and adjustable rate loans and performing and nonperforming loans. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the various types of loans. The fair value of nonperforming loans is estimated at the value of the underlying collateral.

•	Deposits

The fair value of demand deposits, such as noninterest-bearing demand deposits and interest-bearing transaction accounts such as savings, NOW and money market accounts are equal to the amount payable on demand as of December 31, 2002 and 2001 (i.e. their carrying amounts).

The fair value of demand deposits is defined as the amount payable, and prohibits adjustment for any value derived from the expected retention of such deposits for a period of time. That value, commonly referred to as the core deposit base intangible, is neither included in the following fair value amounts nor recorded as an intangible asset in the balance sheet.

The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate used represents rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

•	Borrowings and company obligated manditorily redeemable capital securities of subsidiary trust

The fair value of borrowings and company obligated manditorily redeemable capital securities of subsidiary trust are determined by dividing the borrowings into groups having similar characteristics. The future cash flows of each grouping are then discounted using current period end market rates for similar borrowings.

•	Subordinated notes and debentures

The fair value of subordinated notes and debentures is equal to the carrying amount due to their short-term nature at date of acquisition.

Texas United Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

NOTE U - FAIR VALUES OF FINANCIAL INSTRUMENTS – Continued

•	Off-balance-sheet instruments

Estimated fair values for the Company’s off-balance-sheet instruments are based on fees, net of related expenses, currently charged to enter into similar agreements, considering the remaining terms of the agreements and the counterparties’ credit standing.

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31:

	2002		2001

	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Financial assets:
Cash and due from banks	$20,574	$20,574	$21,466	$21,466
Federal funds sold	—	—	11,200	11,200
Securities available-for-sale	132,140	132,140	109,877	109,877
Loans held for sale	33,674	33,674	817	817
Loans, net	349,345	356,895	272,374	288,184
Financial liabilities:
Deposits
Noninterest-bearing	$82,294	$82,294	$71,976	$71,976
Interest-bearing transaction and money market accounts	183,698	183,698	149,374	149,374
Certificates of deposit	186,927	190,021	154,338	156,466
Federal funds purchased	19,732	19,732	647	647
Borrowings	62,945	63,920	39,232	39,348
Subordinated notes and debentures	3,241	3,241	—	—
Company obligated manditorily redeemable capital securities of subsidiary trust	7,000	8,492	7,000	7,830

Texas United Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

NOTE V - EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share (EPS) and the weighted average number of shares of dilutive potential common stock at December 31:

	2002	2001	2000

Net earnings available to common stockholders used in basic and diluted EPS	$4,278	$3,224	$3,037

Weighted average common shares used in basic EPS (000’s)	2,551	2,495	2,435
Effect of dilutive securities:
Stock options (000’s)	115	101	107

Weighted average common and potential dilutive common shares used in diluted EPS (000’s)	2,666	2,596	2,542

Options to purchase 1,599, 12,500 and 750 shares of common stock in 2002, 2001 and 2000 were not included in the computation of diluted EPS because the option exercise price did not exceed the average market price of the common stock. The computation of diluted EPS in 2002 did not include warrants to purchase 29,169 shares of common stock because the warrant exercise price did not exceed the average market price of the common stock. There were no such warrants outstanding in 2001 and 2000.

NOTE W – COMPREHENSIVE INCOME

Comprehensive income includes net earnings plus other comprehensive income. The Company’s other comprehensive income consists of unrealized gains or losses on securities.

Other comprehensive income (loss) and its tax effects are as follows for the year ended December 31:

	Before tax	Tax	Net of tax
2002	amount	effect	amount

Unrealized losses on securities:
Holding gains arising during period	$1,402	$(476)	$926
Plus: reclassification adjustment for gains included in net earnings	1,457	(496)	961

Other comprehensive income	$2,859	$(972)	$1,887

Unrealized losses on securities:
Holding gains arising during period	$249	$(85)	$164
Plus: reclassification adjustment for gains included in net earnings	340	(116)	224

Other comprehensive income	$589	$(201)	$388

Texas United Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

NOTE X – PARENT-ONLY FINANCIAL STATEMENTS

Texas United Bancshares, Inc.
(Parent Only)
BALANCE SHEETS
December 31,

	2002	2001

ASSETS
Cash and cash equivalents	$888	$461
Core deposit premium	512	—
Goodwill	2,532	—
Other assets	2,505	2,126
Investment in subsidiaries	45,469	32,818

	$51,906	$35,405

LIABILITIES AND SHAREHOLDERS’ EQUITY
Dividends payable	$291	$266
Junior subordinated debentures	7,210	7,210
Subordinated notes and debentures	3,241	—
Borrowings	5,250	—
Other liabilities	496	557

Total liabilities	16,488	8,033
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock	—	—
Common stock	2,646	2,502
Additional paid-in capital	16,683	14,136
Retained earnings	14,594	11,342
Accumulated other comprehensive gain (loss)	1,612	(275)

	35,535	27,705
Less common stock in treasury - at cost	117	333

	35,418	27,372

	$51,906	$35,405

Texas United Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Dollars in thousands, except per share amounts)

NOTE X - PARENT-ONLY FINANCIAL STATEMENTS - Continued

Texas United Bancshares, Inc.
(Parent Only)
STATEMENTS OF EARNINGS
Year ended December 31,

	2002	2001	2000

Income	$—	$—	$—
Costs and expenses
Salaries and benefits	88	494	328
Interest expense	985	792	484
General and administrative	431	363	310

Total expenses	(1,504)	(1,649)	(1,122)
Other income	66	319	201

Loss before income taxes and equity in net earnings of subsidiary	(1,438)	(1,330)	(921)
Current income tax benefit	530	423	305

Loss before equity in net earnings of subsidiaries	(908)	(907)	(616)
Equity in net earnings of subsidiaries	5,186	4,131	3,653

NET EARNINGS	$4,278	$3,224	$3,037

Texas United Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
December 31, 2002 and 2001
(Dollars in thousands, except per share amounts)

NOTE X - PARENT-ONLY FINANCIAL STATEMENTS - Continued

Texas United Bancshares, Inc.
(Parent Only)
STATEMENTS OF CASH FLOWS
Year ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net earnings	$4,278	$3,224	$3,037
Adjustments to reconcile net earnings to net cash used in operating activities:
Earnings of subsidiary	(5,186)	(4,131)	(3,653)
Noncash compensation expense	50	105	—
Amortization	66	—	—
Changes in assets and liabilities:
Increase in other assets	(284)	(128)	(414)
Increase (decrease) in other liabilities	(952)	522	(30)

Net cash used by operating activities	(2,028)	(408)	(1,060)
Cash flows from investing activities:
Net cash used in acquisitions	—	—	(250)
Dividend from subsidiaries	500	1,500	300
Cash used to fund operations of subsidiary	—	(121)	—
Capital contribution to subsidiaries	(1,500)	—	(2,260)
Cash paid in business combination, net of cash acquired	(648)	—	—

Net cash provided (used) by investing activities	(1,648)	1,379	(2,210)
Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of employee stock options	53	138	—
Issuance of common stock	—	—	1,093
Borrowings, net of repayments	5,250	—	(4,300)
Payment of subordinated notes and debentures	(388)	—	—
Purchase of treasury stock	—	(417)	(281)
Sale of treasury stock	189	223	471
Payment of dividends	(1,001)	(838)	(763)
Proceeds from issuance of junior subordinated debentures	—	—	7,000

Net cash (used) provided by financing activities	4,103	(894)	3,220

Net increase (decrease) in cash and cash equivalents	427	77	(50)
Cash and cash equivalents at beginning of year	461	384	434

Cash and cash equivalents at end of year	$888	$461	$384

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization between Texas United Bancshares, Inc. and The Bryan-College Station Financial Holding Company, as amended, dated November 5, 2001 (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (Registration No. 333-84644) (the “Registration Statement”))

3.1	Articles of Incorporation of Texas United, as amended (incorporated herein by reference to Exhibit 3.1 to the Registration Statement)

3.2	Bylaws of Texas United (incorporated herein by reference to Exhibit 3.2 to the Registration Statement)

4.1	Specimen certificate representing shares of Texas United common stock (incorporated herein by reference to Exhibit 4.1 to the Registration Statement)

4.2*	Indenture dated September 7, 2000 by and between Texas United Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association with respect to the Junior Subordinated Deferrable Interest Debentures of Texas United Bancshares, Inc.

10.1†	Texas United Bancshares, Inc. 1998 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement)

10.2†	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Registration Statement)

10.3†	Texas United Bancshares, Inc. Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement)

10.4†	Form of Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.4 to the Registration Statement)

10.5†	Form of Executive Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.5 to the Registration Statement)

21.1	Subsidiaries of Texas United (incorporated herein by reference to Exhibit 21.1 to the Registration Statement)

23.1**	Consent of Grant Thornton LLP, independent auditors of Texas United

99.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This Exhibit is not filed herewith because it meets the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K and the Company hereby agrees to furnish a copy thereof to the Commission upon request.

**	Filed herewith.

†	Management contract or compensatory plan or arrangement.