Form 10-Q
period 2003-03-31
TEXAS UNITED BANCSHARES INC
filed 2003-05-13
CIK 1169238

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-49928

                                   ----------

                          TEXAS UNITED BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

             TEXAS                                       75-2768656
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                 202 W. COLORADO
                             LA GRANGE, TEXAS 78945
          (Address of principal executive offices, including zip code)

                                 (979) 968-8451
              (Registrant's telephone number, including area code)

                                   ----------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $1.00 per share
                                (Title of class)

                                   ----------

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

         As of March 31, 2003, the number of outstanding shares of Common Stock, par value $1.00 per share, was 2,645,044.


================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      MARCH 31,        DECEMBER 31,
                                                                                         2003              2002
                                                                                     ------------      ------------
                                                                                      (UNAUDITED)
                                                       ASSETS
Cash and cash equivalents:
   Cash and due from banks .......................................................   $     22,264      $     20,574
   Federal funds sold and other temporary investments ............................             --                --
                                                                                     ------------      ------------

      Total cash and cash equivalents ............................................         22,264            20,574
Investment securities available-for-sale, at fair value ..........................        163,569           132,140
Loans, net .......................................................................        350,256           349,345
Loans held for sale ..............................................................          4,013            33,674
Premises and equipment, net ......................................................         23,856            23,363
Accrued interest receivable ......................................................          2,862             3,006
Goodwill .........................................................................          9,432             9,432
Core deposit intangibles .........................................................            482               512
Mortgage servicing rights ........................................................          2,884             2,877
Other assets .....................................................................         12,043            12,139
                                                                                     ------------      ------------

      Total assets ...............................................................   $    591,661      $    587,062
                                                                                     ============      ============

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing ...........................................................   $     92,691      $     82,294
   Interest-bearing ..............................................................        381,908           370,625
                                                                                     ------------      ------------

      Total deposits .............................................................        474,599           452,919

Federal funds purchased ..........................................................          7,017            19,732
Other liabilities ................................................................          5,135             5,807
Borrowings .......................................................................         61,089            62,945
Subordinated notes and debentures ................................................             --             3,241
                                                                                     ------------      ------------

      Total liabilities ..........................................................        547,840           544,644
                                                                                     ------------      ------------

Commitments and contingencies ....................................................             --                --
Company obligated mandatorily redeemable capital securities of subsidiary trust ..          7,000             7,000

Shareholders' equity:
   Preferred stock, $1.00 par value, 500,000 shares authorized, none of
      which are issued and outstanding ...........................................             --                --
   Common stock, $1.00 par value, 20,000,000 shares authorized; 2,651,139 shares issued and 2,645,044 shares outstanding as of March 31, 2003 and 2,646,139 shares issued and 2,640,044 shares outstanding as of
      December 31, 2002 ..........................................................          2,651             2,646
   Additional paid-in capital ....................................................         16,721            16,683
   Retained earnings .............................................................         15,460            14,594
   Accumulated other comprehensive income ........................................          2,106             1,612
   Less treasury stock, at cost ..................................................           (117)             (117)
                                                                                     ------------      ------------
         Total shareholders' equity ..............................................         36,821            35,418
                                                                                     ------------      ------------

         Total liabilities and shareholders' equity ..............................   $    591,661      $    587,062
                                                                                     ============      ============

      See accompanying notes to condensed consolidated financial statements

                 TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                            ---------------------
                                                              2003         2002
                                                            --------     --------
Interest income:
   Loans ..............................................     $  7,807     $  5,834
   Investment securities:
      Taxable .........................................        1,264        1,190
      Tax-exempt ......................................          151          279
   Federal funds sold and other temporary
      investments .....................................            9           19
                                                            --------     --------
        Total interest income .........................        9,231        7,322
                                                            --------     --------
Interest expense:
   Deposits ...........................................        1,933        2,237
   Federal funds purchased ............................           40           69
   Borrowings .........................................          490          170
   Subordinated notes and debentures ..................           87           --
Company obligated mandatorily redeemable capital
   securities of subsidiary trust .....................          183          183
                                                            --------     --------
        Total interest expense ........................        2,733        2,659
                                                            --------     --------

Net interest income ...................................        6,498        4,663
Provision for loan losses .............................          800          450
                                                            --------     --------
Net interest income after provision for loan losses ...        5,698        4,213
                                                            --------     --------
Non-interest income:
   Service charges on deposit accounts ................        1,609        1,178
   Net servicing fees .................................           18          939
   Gain on sale of investment securities, net .........          231          300
   Other non-interest income ..........................          721          738
                                                            --------     --------
        Total non-interest income .....................        2,579        3,155
                                                            --------     --------

Non-interest expense:
   Employee compensation and benefits .................        3,456        2,972
   Occupancy ..........................................        1,121          680
   Other non-interest expense .........................        2,139        1,696
                                                            --------     --------
        Total non-interest expense ....................        6,716        5,348
                                                            --------     --------

Income before provision for income taxes ..............        1,561        2,020
Provision for income taxes ............................          430          554
                                                            --------     --------
Net income ............................................     $  1,131     $  1,466
                                                            ========     ========

Earnings per common share:
   Basic ..............................................     $   0.43     $   0.59
   Diluted ............................................     $   0.41     $   0.56
Dividends declared per common share:
   Basic ..............................................     $   0.10     $   0.10
   Diluted ............................................     $   0.10     $   0.10
Weighted average shares outstanding:
   Basic ..............................................        2,643        2,482
   Diluted ............................................        2,747        2,600

      See accompanying notes to condensed consolidated financial statements

                 TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                           ---------------------
                                                                             2003         2002
                                                                           --------     --------
Net income ...........................................................     $  1,131     $  1,466

Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) on investment securities
      arising during the period ......................................          646         (735)
    Less: reclassification adjustment for gains included in
        net income ...................................................          152          198
                                                                           --------     --------

   Other comprehensive income (loss) .................................          494         (933)
                                                                           --------     --------

   Total comprehensive income ........................................     $  1,625     $    533
                                                                           ========     ========

      See accompanying notes to condensed consolidated financial statements

                 TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                        YEAR ENDED DECEMBER 31, 2002 AND
                        THREE MONTHS ENDED MARCH 31, 2003
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           ACCUMULATED
                                                               ADDITIONAL                     OTHER         TREASURY
                                            COMMON STOCK        PAID-IN      RETAINED     COMPREHENSIVE      STOCK
                                         SHARES      AMOUNT     CAPITAL      EARNINGS     INCOME (LOSS)     AT COST        TOTAL
                                       ----------   --------   ----------   ----------    -------------    ----------    ---------
Balance at January 1, 2002 .........    2,502,145   $  2,502   $   14,136   $   11,342    $        (275)   $     (333)   $  27,372
Net income .........................           --         --           --        4,278               --            --        4,278
Other comprehensive income .........           --         --           --           --            1,887            --        1,887
Issuance of common stock upon
   exercise of employee stock
   options .........................        6,291          6           47           --               --            --           53
Issuance of common stock
   related to the acquisition
   of The Bryan-College Station
   Financial Holding Company .......      137,703        138        2,477           --               --            --        2,615
Compensation related to grant of
   treasury stock to employees .....           --         --            5           --               --            45           50
Sale of treasury stock .............           --         --           18           --               --           171          189
Dividends ..........................           --         --           --       (1,026)              --            --       (1,026)
                                       ----------   --------   ----------   ----------    -------------    ----------    ---------

Balance at December 31, 2002 .......    2,646,139   $  2,646   $   16,683   $   14,594    $       1,612    $     (117)   $  35,418
                                       ==========   ========   ==========   ==========    =============    ----------    =========

            UNAUDITED                                                                      ACCUMULATED
                                                               ADDITIONAL                     OTHER         TREASURY
                                            COMMON STOCK        PAID-IN      RETAINED     COMPREHENSIVE      STOCK
                                         SHARES      AMOUNT     CAPITAL      EARNINGS     INCOME (LOSS)     AT COST        TOTAL
                                       ----------   --------   ----------   ----------    -------------    ----------    ---------
Balance at January 1, 2003 .........    2,646,139   $  2,646   $   16,683   $   14,594    $       1,612    $     (117)   $  35,418
Net income .........................           --         --           --        1,131               --            --        1,131
Other comprehensive income .........           --         --           --           --              494            --          494
Issuance of common stock
   upon exercise of employee
   stock options ...................        5,000          5           38           --               --            --           43
Dividends ..........................           --         --           --         (265)              --            --         (265)
                                       ----------   --------   ----------   ----------    -------------    ----------    ---------

Balance at March 31, 2003 ..........    2,651,139   $  2,651   $   16,721   $   15,460    $       2,106    $     (117)   $  36,821
                                       ==========   ========   ==========   ==========    =============    ==========    =========


      See accompanying notes to condensed consolidated financial statements

                 TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 FOR THE THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                               ------------------------
                                                                                  2003          2002
                                                                               ----------    ----------
Cash flows from operating activities:
   Net income ..............................................................   $    1,131    $    1,466
   Adjustments to reconcile net income to net cash provided (used) by operating activities:
      Depreciation and amortization ........................................          791           374
      Impairment on mortgage servicing rights ..............................          817            --
      Provision for loan losses ............................................          800           450
      Gain on sales of securities, net .....................................         (231)         (300)
      Gain on sale of other real estate, loans, premises and equipment .....         (114)           --
      Amortization of premium, net of discounts on securities ..............          329            54
      Changes in:
        Loans held for sale ................................................       29,661        (3,033)
        Other assets .......................................................         (815)         (858)
        Other liabilities ..................................................         (927)         (471)
                                                                               ----------    ----------

           Net cash provided (used) by operating activities ................       31,442        (2,318)
                                                                               ----------    ----------

Cash flows from investing activities:
      Purchases of securities available-for-sale ...........................      (76,460)      (30,969)
      Proceeds from sales, maturities, and principal paydowns of
         securities available-for-sale .....................................       45,682        25,261
      Net change in loans ..................................................       (1,711)        2,270
      Proceeds from sale of other real estate and premises and equipment ...          135            --
      Purchases of premises and equipment ..................................       (1,045)       (1,816)
                                                                               ----------    ----------

        Net cash used by investing activities ..............................      (33,399)       (5,254)
                                                                               ----------    ----------

Cash flows from financing activities:
   Net change in:
      Deposits .............................................................       21,680        (5,127)
      Other borrowings .....................................................       (1,856)      (18,261)
      Federal funds purchased ..............................................      (12,715)       12,120
      Subordinated notes and debentures ....................................       (3,241)           --
   Net proceeds from issuance of common stock upon exercise of
      employee stock options ...............................................           43            37
   Treasury stock sold .....................................................           --            56
   Dividends paid ..........................................................         (264)         (250)
                                                                               ----------    ----------

        Net cash provided (used) by financing activities ...................        3,647       (11,425)
                                                                               ----------    ----------

Net increase (decrease) in cash and cash equivalents .......................        1,690       (18,997)
Cash and cash equivalents at beginning of period ...........................       20,574        32,666
                                                                               ----------    ----------

Cash and cash equivalents at end of period .................................   $   22,264    $   13,669
                                                                               ==========    ==========

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

         The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position at March 31, 2003, the Company's consolidated results of operations for the three months ended March 31, 2003 and 2002, consolidated cash flows for the three months ended March 31, 2003 and 2002, and consolidated changes in shareholders' equity for the three months ended March 31, 2003 and the year ended December 31, 2002. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2002 year-end consolidated balance sheet and statement of changes in shareholders' equity data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

         Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

         These financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2002 appearing in the Company's Annual Report on Form 10-K.

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

3.       INTANGIBLE ASSETS

         The gross carrying amount of intangible assets and associated amortization at March 31, 2003 is presented in the following table:

                                            GROSS        ACCUMULATED
                                           CARRYING      AMORTIZATION
                                            AMOUNT      AND IMPAIRMENT
                                           --------     --------------
Amortized intangible assets:
       Mortgage servicing rights .......   $  5,061     $        2,177
       Core deposit intangibles ........   $    564     $           82

         The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2003. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

         The following table shows the current period and estimated future amortization for intangible assets:

                                                     MORTGAGE
                                                     SERVICING   CORE DEPOSIT
                                                      RIGHTS     INTANGIBLES      TOTAL
                                                     ---------   ------------   ---------
Three months ended March 31, 2003 (actual) .......   $     176   $         30   $     206
Nine months ended December 31, 2003 (estimate) ...         616             89         705
Estimate for the year ended December 31,
     2004 ........................................         792            103         895
     2005 ........................................         792             88         880
     2006 ........................................         761             72         833
     2007 ........................................         714             56         770
     2008 ........................................         678             40         718

4.       STOCK BASED COMPENSATION

         The Company accounts for its stock based employee compensation plans on the "intrinsic value method" provided in Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized on option plans.

         Statement of Financial Accounting Standards (SFAS) No. 123, (SFAS 123) "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro forma disclosures below use the fair value method of SFAS 123 to measure compensation expense for stock-based compensation plans.

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         -----------------------
                                                                            2003         2002
                                                                         ----------   ----------
Net income, as reported ..............................................   $    1,131   $    1,466
Less: Total stock-based compensation expense determined under the
            fair value method for all awards, net of tax .............            8            5
                                                                         ----------   ----------

Pro forma net income .................................................   $    1,123   $    1,461
                                                                         ==========   ==========

Earnings per share:

         Basic - as reported .........................................   $     0.43   $     0.59
         Basic - pro forma ...........................................         0.42         0.59

         Diluted - as reported .......................................         0.41         0.56
         Diluted - pro forma .........................................         0.41         0.56

5.       ACCOUNTING CHANGES

         In November 2002, Financial Accounting Standards Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was released. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions for FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were included in the Company's financial statements for the year ended December 31, 2002. Implementation of the provisions of FIN 45 during the first quarter of 2003 did not have an impact on the Company's financial statements.

6.       OFF BALANCE SHEET CREDIT COMMITMENTS

         In the normal course of business, the Company enters into various transactions, which, in accordance with generally accepted accounting principles, are not included in its consolidated balance sheet. These transactions are referred to as "off balance-sheet commitments." The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve elements of credit risk in excess of the amounts recognized in the consolidated balance sheet. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

         The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company's commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to extend credit totaled $41.8 million at March 31, 2003 and $38.9 million at December 31, 2002.

         Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $679,000 at March 31, 2003 and $787,000 at December 31, 2002. As of March 31, 2003 and December 31, 2002, no liability for the fair value of the Company's potential obligations under these guarantees has been recorded since the amount is deemed immaterial.

7.       CRITICAL ACCOUNTING POLICIES

         The Company's accounting policies are integral to understanding the results reported. The Company believes that of its significant accounting policies, the allowance for loan losses and mortgage servicing rights assets may involve a higher degree of judgment and complexity.

         Allowance for Loan Losses -- The allowance for loan losses is a valuation allowance for probable losses incurred on loans. Loans are charged to the allowance when the loss actually occurs or when a determination is made that a probable loss has occurred. Recoveries are credited to the allowance at the time of recovery. Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is adequate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined to be adequate to absorb losses. Management's judgment as to the level of probable losses on existing loans involves the consideration of current economic conditions and their estimated effects on specific borrowers; an evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management's internal review of the loan portfolio. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond the Company's control. Please refer to the subsequent discussion of "Allowance for Loan Losses" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional insight into management's approach and methodology in estimating the allowance for loan losses.

         Mortgage servicing rights assets are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, loan loss experience, and costs to service, as well as discount rates that consider the risk involved. Because the values of these assets are sensitive to changes in assumptions, the valuation of mortgage servicing rights is considered a critical accounting estimate. Please refer to
Note 3 to the Condensed Consolidated Financial Statements above and discussion of "Non-Interest Income" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional insight into management's approach in estimating transfers and servicing of financial assets.

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

         General. The Company is a bank holding company formed in June 1998 as a result of the merger of South Central Texas Bancshares, Inc. with and into Premier Bancshares, Inc. At the effective date of the merger, the resulting company changed its name to Texas United Bancshares, Inc. The Company derives substantially all of its net income from its wholly owned subsidiary State Bank. At March 31, 2003, State Bank had eighteen full service banking centers serving twelve counties in central and south central Texas.

         Net income for the three months ended March 31, 2003 was $1.1 million, a decrease of 26.7% compared with net income of $1.5 million for the same period in 2002. The decrease in net income was primarily due to an increase in non-interest expense, a decrease in non-interest income resulting from impairment on the mortgage servicing rights portfolio, and additions to the provision for loan losses. Basic and diluted EPS for the three months ended March 31, 2003 were $0.43 and $0.41 compared with $0.59 and $0.56 for the same period in 2002.

         At March 31, 2003, total assets were $591.7 million compared with $587.1 million at December 31, 2002. The $4.6 million or 0.8% increase in total assets over December 31, 2002 was attributable to internal growth in investment securities, cash and cash equivalents, loans and other assets. The increase was partially offset by a decrease in loans held for sale. At March 31, 2003, net loans, including loans held for sale, were $354.3 million compared with $383.0 million at December 31, 2002. Total deposits at March 31, 2003 were $474.6 million compared with $452.9 million at December 31, 2002. The $21.7 million or 4.8% increase in deposits over December 31, 2002 is attributed to internal growth. Shareholders' equity at March 31, 2003 was $36.8 million compared with $35.4 million at December 31, 2002. The $1.4 million or 4.0% increase is attributable to earnings retention and improvement on the fair market value on available-for-sale securities included in accumulated other comprehensive income. The Company's annualized return on average assets was 0.79% for the three months ended March 31, 2003, down from the 1.36% for the same period in 2002. The annualized return on average shareholders' equity was 12.70% for the three months ended March 31, 2003, down from 20.78% for the same period in 2002.

         Net Interest Income. For the three months ended March 31, 2003, net interest income, before the provision for loan losses, increased by 38.3% to $6.5 million from $4.7 million in the same period in 2002. The increase was primarily due to the strategic lowering of the cost of funds in relation to the decrease in rates on earning assets. This has resulted in lower rates paid for interest-bearing liabilities that were partially offset by lower yields on earning assets and the interest expense on borrowings and the subordinated debentures assumed in conjunction with the acquisition of Bryan-College Station. For the three months ended March 31, 2003 and 2002, the net interest margins and spreads widened by 30 basis points to 5.18% from 4.88% and by 43 basis points to 4.88% from 4.45%, respectively.

         Interest income for the three months ended March 31, 2003 was $9.2 million compared with $7.3 million for the same period in 2002. As compared with the three months ended March 31, 2002, the average total loan volumes for the three months ended March 31, 2003 increased by $103.6 million or 37.7% and the average yield on average total loan volume decreased 24 basis points to 8.36%. As compared with the three months ended March 31, 2002, average total investment volumes for the three months ended March 31, 2003 increased by $31.9 million or 38.3% and the average yield on average investments decreased by 104 basis points. For the three months ended March 31, 2003, as compared with the same period in 2002, the yield on total average earning assets decreased by 32 basis points to 7.35%.

         Interest expense increased for the three months ended March 31, 2003 by $74,000 or 2.8% compared with the same period in 2002. The increased interest expense was the result of higher balances in borrowings and subordinated notes and debentures and higher average interest bearing deposit volumes coupled with lower interest rates paid on those deposits. Average interest bearing deposit volumes increased by $67.3 million or 22.5% for the three months ended March 31, 2003 compared with the same period in 2002. For the same periods, the average rates paid on interest bearing deposits decreased by 89 basis points to 2.14%.

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

                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                             ----------------------------------------------------------------------
                                                             2003                                 2002
                                             ---------------------------------    ---------------------------------
                                               AVERAGE     INTEREST   AVERAGE       AVERAGE     INTEREST   AVERAGE
                                             OUTSTANDING   EARNED/     YIELD/     OUTSTANDING   EARNED/     YIELD/
                                               BALANCE       PAID     RATE (1)      BALANCE       PAID     RATE (1)
                                             -----------   --------   --------    -----------   --------   --------
                                                                      (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Total loans ...........................   $   378,671   $  7,807       8.36%   $   275,039   $  5,834       8.60%
   Taxable securities ....................       115,105      1,264       4.45         83,216      1,190       5.80
   Tax-exempt securities .................        13,504        151       4.53         25,023        279       4.52
   Federal funds sold and other
      temporary investments ..............         1,917          9       1.90          4,028         19       1.91
                                             -----------   --------               -----------   --------
   Total interest earning assets .........       509,197      9,231       7.35        387,306      7,322       7.67
                                                           --------                             --------
   Less allowance for loan losses ........         3,593                                1,947
                                             -----------                          -----------
Total interest-earning assets, net of
      allowance for loan losses ..........       505,604                              385,359
Noninterest-earning assets ...............        75,683                               51,942
                                             -----------                          -----------
      Total assets .......................   $   581,287                          $   437,301
                                             ===========                          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
     Interest-bearing demand deposits ....   $   120,205   $    325       1.10%   $    96,127   $    487       2.05%
     Savings and money market accounts ...        64,742        180       1.13         55,064        263       1.94
     Time deposits .......................       181,512      1,428       3.19        147,934      1,487       4.08
     Federal funds purchased .............         9,668         40       1.68          8,182         69       3.42
     Company obligated mandatorily
      redeemable capital securities
      of subsidiary trust ................         7,000        183      10.60          7,000        183      10.60
     Other borrowings ....................        62,002        490       3.21         21,023        170       3.23
     Subordinated notes and debenture ....         3,241         87      10.89             --         --         --
                                             -----------   --------               -----------   --------
Total interest-bearing liabilities .......       448,370      2,733       2.47        335,330      2,659       3.22
                                                           --------                             --------
Noninterest-bearing liabilities:
   Noninterest-bearing demand
      deposits ...........................        89,557                               68,036
   Other liabilities .....................         7,232                                5,330
                                             -----------                          -----------
      Total liabilities ..................       545,159                              408,696
Shareholders' equity .....................        36,128                               28,605
                                             -----------                          -----------
Total liabilities and
  shareholders' equity ...................   $   581,287                          $   437,301
                                             ===========                          ===========
Net interest income ......................                 $  6,498                             $  4,663
                                                           ========                             ========
Net interest spread ......................                                4.88%                                4.45%

Net interest margin ......................                                5.18%                                4.88%


         (1) Annualized

         The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguish between the increase (decrease) related to outstanding balances and changes in interest rates for the three month period ended March 31, 2003 compared with the same period ended March 31, 2002. For purposes of these tables, changes attributable to both rate and volume have been allocated proportionately to the change due to volume and rate.

                                                                THREE MONTHS ENDED MARCH 31,
                                                               -------------------------------
                                                                        2003 VS. 2002
                                                               -------------------------------
                                                               INCREASE (DECREASE)
                                                                     DUE TO
                                                               --------------------
                                                                VOLUME       RATE       TOTAL
                                                               --------    --------    -------
                                                                    (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
   Total loans .............................................   $  2,166    $   (193)   $ 1,973
   Securities ..............................................        355        (409)       (54)
   Federal funds sold and other temporary investments ......        (10)         --        (10)
                                                               --------    --------    -------

      Total increase (decrease) in interest income .........      2,511        (602)     1,909
INTEREST-BEARING LIABILITIES:
   Interest-bearing demand deposits ........................         66        (228)      (162)
   Savings and money market accounts .......................         27        (110)       (83)
   Time deposits ...........................................        268        (327)       (59)
   Federal funds purchased .................................          6         (35)       (29)
   Company obligated mandatorily redeemable capital
      securities of subsidiary trust .......................         --          --         --
   Other borrowings ........................................        329          (9)       320
     Subordinated notes and debentures .....................         87          --         87
                                                               --------    --------    -------
      Total increase (decrease) in interest expense ........        783        (709)        74
                                                               --------    --------    -------

Increase in net interest income ............................   $  1,728    $    107    $ 1,835
                                                               ========    ========    =======

         Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company's allowance for loan losses to a level deemed adequate by management to absorb probable losses inherent in the loan portfolio. For the three months ended March 31, 2003 compared with the same period in 2002, the provision increased by $350,000 or 77.8% to $800,000. The allowance for loan losses at March 31, 2003 was $3.6 million, compared with $3.3 million at December 31, 2002. During 2002 and in the first quarter of 2003, management increased the provisions made primarily due to growth in the loan portfolio and changes in the Central Texas economy. At March 31, 2003, the ratio of loan loss allowance to total loans was 1.00% compared with 0.85% at December 31, 2002.

         Non-interest Income. Non-interest income for the three months ended March 31, 2003 and 2002 was $2.6 million and $3.2 million, respectively, a decrease of $576,000 or 18.3%. The decrease is primarily attributed to mortgage servicing rights amortization and impairment charges, partially offset by service charges on deposit accounts.

         Mortgage servicing fees, net of amortization and impairment, were $18,000 for the three months ended March 31, 2003 as compared with $939,000 for the same period last year. The Company recorded an $817,000 impairment charge in the first quarter of 2003 to reflect a decrease in the fair value of the mortgage servicing rights asset. The decrease in fair value of capitalized mortgage servicing rights is a result of the decline in the 10-year Treasury rate, which produced historically low mortgage rates which caused an increase in prepayments of mortgages serviced by the Company.

         Non-interest Expense. For the three months ended March 31, 2003, non-interest expense increased by $1.4 million or 26.4% to $6.7 million compared with the same period in 2002. The increase in non-interest expense was due to additional employee compensation and benefits, increased occupancy, data processing and technology costs and depreciation and amortization of premises and equipment, as more fully discussed below.

         The following table presents, for the periods indicated, the major categories in noninterest expense:

                                                   FOR THE THREE
                                                      MONTHS
                                                  ENDED MARCH 31,
                                                -------------------
                                                  2003       2002
                                                --------   --------
                                               (DOLLARS IN THOUSANDS)
Employee compensation and benefits ..........   $  3,456   $  2,972
Non-staff expenses:
   Occupancy ................................        330        306
   Depreciation and amortization ............        791        374
   Data processing ..........................        237        158
   Professional fees, consultants, and
      contract labor ........................        237        193
   Advertising ..............................        136        142
   Printing and supplies ....................        134        174
   Telecommunications .......................        128        120
   Other non-interest expense ...............      1,267        909
                                                --------   --------
      Total non-staff expenses ..............      3,260      2,376
                                                --------   --------
      Total non-interest expense ............   $  6,716   $  5,348
                                                ========   ========

         Employee compensation and benefits expense represents 51.5% of total non-interest expense for the three months ended March 31, 2003. Employee compensation and benefits expense for the three months ended March 31, 2003 and 2002 were $3.5 million and $3.0 million, respectively, an increase of $484,000 or 16.3%. The increase for the three month period ended March 31, 2003 was primarily from the costs associated with the additional staff to meet loan growth, the addition of three banking centers as a result of the Bryan-College Station acquisition, and the addition of two loan production offices. Total full-time equivalent (FTE) employees at March 31, 2003 and 2002 were 316 and 240, respectively.

         For the three months ended March 31, 2003, non-staff expenses increased by $884,000 or 37.2% compared with the same period in 2002. The increased non-staff expense is attributed to higher occupancy expense from the addition of the three former Bryan-College Station banking centers and two loan production offices, and the upgrade of technology systems, as well as other operating systems improvements.

FINANCIAL CONDITION

         Loan Portfolio. Total loans, including loans held for sale, decreased by $28.4 million or 7.4%, from $386.3 million at December 31, 2002 to $357.9 million at March 31, 2003. The decrease is primarily attributed to a decrease in loans held for sale. Loans held for sale were $4.0 million at March 31, 2003, a decrease of $29.7 million compared with $33.7 million at December 31, 2002. Loans held for sale represent mortgage loans originated by the Company to be sold to Fannie Mae. The Company retains the servicing on all loans sold to Fannie Mae and records a mortgage servicing right.

         The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

                                   MARCH 31, 2003      DECEMBER 31, 2002
                                 ------------------    ------------------
                                  AMOUNT    PERCENT     AMOUNT    PERCENT
                                 --------   -------    --------   -------
                                          (DOLLARS IN THOUSANDS)
Commercial and industrial ....   $ 63,071      17.6%   $ 62,391      16.2%
Real estate:
   1-4 residential ...........    155,574      43.5     149,471      38.7
   Commercial ................     64,255      18.0      62,014      16.0

   Held for sale .............      4,013       1.1      33,674       8.7
   Other .....................      8,684       2.4      18,269       4.7

Consumer and other, net ......     62,265      17.4      60,496      15.7
                                 --------   -------    --------   -------

Total loans ..................   $357,862     100.0%   $386,315     100.0%
                                            =======               =======

Allowance for loan losses ....      3,593                 3,296
                                 --------              --------

      Net loans ..............   $354,269              $383,019
                                 ========              ========

         Nonperforming Assets. Nonperforming assets were $2.0 million at both March 31, 2003 and December 31, 2002.

         The Company generally places a loan on nonaccrual status and ceases to accrue interest when loan payment performance is deemed unsatisfactory, unless the loan is both well-secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection.

         The following table presents information regarding nonperforming assets at the dates indicated:

                                                                    MARCH 31, 2003    DECEMBER 31, 2002
                                                                    --------------    -----------------
                                                                          (DOLLARS IN THOUSANDS)
Nonaccrual loans ................................................   $          876    $             709
Accruing loans 90 days or more past due .........................              757                  960
Other real estate ...............................................              375                  356
                                                                    --------------    -----------------

      Total nonperforming assets ................................   $        2,008    $           2,025
                                                                    ==============    =================

Nonperforming assets to total assets ............................             0.34%                0.34%
Nonperforming assets to total loans and other real estate .......             0.56%                0.52%

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

         For the three months ended March 31, 2003, net loan charge-offs were $503,000 or 0.13% of average loans outstanding compared with $1.1 million or 0.34% for the year ended December 31, 2002. At March 31, 2003 and December 31, 2002, the allowance for loan losses aggregated $3.6 million and $3.3 million, or 1.00% and 0.85% of total loans, respectively. At March 31, 2003, the allowance for loan losses as a percentage of nonperforming loans was 220.0% compared with 197.5% at December 31, 2002.

         The following table presents for the periods indicated an analysis of the allowance for loan losses and other related data:

                                                                     THREE MONTHS ENDED         YEAR ENDED
                                                                       MARCH 31, 2003        DECEMBER 31, 2002
                                                                     ------------------      -----------------
                                                                              (DOLLARS IN THOUSANDS)
Average total loans outstanding .................................         $  378,671            $  319,151
                                                                          ==========            ==========
Total loans outstanding at end of period ........................         $  357,862            $  386,315
                                                                          ==========            ==========
Allowance for loan losses at beginning of period ................              3,296                 1,754
Provision for loan losses .......................................                800                 1,900
Balance acquired in the Bryan-College Station acquisition .......                 --                   740
Charge-offs:
   Commercial and industrial ....................................               (280)                 (401)
   Real estate ..................................................                (55)                 (117)
   Consumer .....................................................               (509)               (1,528)
   Other ........................................................                 --                    (6)
                                                                          ----------            ----------
      Total charge-offs .........................................               (844)               (2,052)
                                                                          ----------            ----------
Recoveries:
   Commercial and industrial ....................................                 53                   261
   Real estate ..................................................                 51                    36
   Consumer .....................................................                236                   603
   Other ........................................................                  1                    54
                                                                          ----------            ----------
      Total recoveries ..........................................                341                   954
                                                                          ----------            ----------
Net loan charge-offs ............................................               (503)               (1,098)
                                                                          ----------            ----------
Allowance for loan losses at end of period ......................         $    3,593            $    3,296
                                                                          ==========            ==========
Ratio of allowance to end of period total loans .................               1.00%                 0.85%
Ratio of net loan charge-offs to average total loans ............               0.13%                 0.34%
Ratio of allowance to end of period nonperforming loans .........             220.02%               197.48%

         Securities. At March 31, 2003, the securities portfolio totaled $163.6 million, reflecting an increase of $31.5 million or 23.8% from $132.1 million at December 31, 2002. During the three months ended March 31, 2003, the Company purchased $76.6 million in investment securities. Included in this amount, the Company originated $54.7 million in mortgage loans that were sold to Fannie Mae in various mortgage pools and reacquired by the Company as investment securities. Additionally, the Company sold $38.6 million of securities in an effort to reposition the portfolio for current economic conditions and to provide funding for loan growth. The Company also received $7.1 million in maturities and principal paydowns on investment securities.

         Other Assets. At March 31, 2003, other assets totaled $12.0 million, reflecting a decrease of $96,000 or 0.8% from $12.1 million at December 31, 2002.

         Deposits. At March 31, 2003, total deposits were $474.6 million, an increase of $21.7 million or 4.8% from $452.9 million at December 31, 2002. The increase is primarily due to internal growth. Non-interest-bearing deposits at March 31, 2003 increased by $10.4 million or 12.6% to $92.7 million from $82.3 million at December 31, 2002. Interest-bearing deposits at March 31, 2003 increased by $11.3 million or 3.0% to $381.9 million from $370.6 million at December 31, 2002. The Company's ratios of non-interest-bearing demand deposits to total deposits as of March 31, 2003 and December 31, 2002 were 19.5% and 18.2%, respectively.

         Borrowings and Federal Funds Purchased. Borrowings consist of short-term and long-term advances from FHLB and advances on the revolving credit line with a bank. Federal funds purchased decreased $12.7 million to $7.0 million at March 31, 2003 from $19.7 million at December 31, 2002. Borrowings decreased $1.8 million to $61.1 million at March 31, 2003 from $62.9 million at December 31, 2002. The maturity dates for the FHLB borrowings range from the years 2003 to 2013 and have interest rates from 2.65% to 5.91%. Additionally, the Company had three unsecured lines of credit with correspondent banks totaling $23.0 million at March 31, 2003 and $10.3 million at December 31, 2002.

         In connection with the acquisition of Bryan-College Station, the Company assumed $3.6 million in subordinated debentures. The debentures carried an interest rate of 11.5% and were redeemed on March 31, 2003.

         At March 31, 2003, the Company has $9.3 million borrowed on its $10.0 million revolving credit line with a bank. The funds were used to redeem the outstanding shares of Series A preferred stock issued by Bryan-College Station, costs associated with becoming a public reporting company, a capital injection into State Bank, and the redemption of the subordinated debentures.

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

         Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. At March 31, 2003, the Company had cash and cash equivalents of $22.3 million, up from $20.6 million at December 31, 2002. The increase is mainly attributed to the increase in deposits partially offset by the reduction in federal funds purchased.

         The Company views time deposits as a stable means of supporting loan growth. The Company believes, based on its historical experience, that its large time deposits have core-type characteristics. The Company anticipates that this source of funding will continue to sustain a portion of the Company's asset growth in the future.

         Capital Resources. Shareholders' equity increased from $35.4 million at December 31, 2002 to $36.8 million at March 31, 2003, an increase of $1.4 million or 4.0%. The increase was primarily due to a net addition to undivided profits of $1.1 million and a $494,000 improvement in unrealized securities gains, partially offset by dividends of $265,000.

         The following table provides a comparison of the Company's and the State Bank's leverage and risk-weighted capital ratios as of March 31, 2003 to the minimum and well-capitalized regulatory standards:

                                                                        TO BE WELL
                                                    MINIMUM            CAPITALIZED
                                                  REQUIRED FOR         UNDER PROMPT
                                                    CAPITAL             CORRECTIVE
                                                    ADEQUACY              ACTION       ACTUAL RATIO AT
                                                    PURPOSES            PROVISIONS     MARCH 31, 2003
                                                  ------------         ------------    ---------------
THE COMPANY
   Leverage ratio ...........................             4.00% (1)             N/A              5.52%
   Tier 1 risk-based capital ratio ..........             4.00%                 N/A              8.32%
   Risk-based capital ratio .................             8.00%                 N/A              9.27%
THE BANK
   Leverage ratio ...........................             4.00% (2)            5.00%             6.73%
   Tier 1 risk-based capital ratio ..........             4.00%                6.00%            10.17%
   Risk-based capital ratio .................             8.00%               10.00%            11.12%

----------

(1) The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2) The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         There have been no material changes since December 31, 2002. For more information regarding quantitative and qualitative disclosures about market risk, please refer to the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2002, and in particular, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity and Market Risk."

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

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       By: /s/ L. Don Stricklin
                                           -------------------------------------
     Date: 5/13/2003                       L. Don Stricklin
                                           President and Chief Executive Officer
                                           (principal executive officer)


     Date: 5/13/2003                   By: /s/ Thomas N. Adams
                                           -------------------------------------
                                           Thomas N. Adams
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (principal financial officer/
                                           principal accounting officer)

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

Date: 5/13/2003

/s/ L. Don Stricklin
---------------------------------------
L. Don Stricklin
President and Chief Executive Officer