Form 10-Q
period 2003-06-30
TEXAS UNITED BANCSHARES INC
filed 2003-08-12
CIK 1169238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-49928

TEXAS UNITED BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas	75-2768656
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐ No ☒.

     As of July 31, 2003, the number of outstanding shares of Common Stock, par value $1.00 per share was 2,662,744.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$21,365	$20,574
Federal funds sold and other temporary investments	—	—

Total cash and cash equivalents	21,365	20,574
Investment securities available-for-sale, at fair value	174,349	132,140
Loans, net	357,461	349,345
Loans held for sale	8,469	33,674
Premises and equipment, net	23,968	23,363
Accrued interest receivable	2,966	3,006
Goodwill	9,432	9,432
Core deposit intangibles	452	512
Mortgage servicing rights	3,012	2,877
Other assets	12,900	12,139

Total assets	$614,374	$587,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$97,538	$82,294
Interest-bearing	398,076	370,625

Total deposits	495,614	452,919
Federal funds purchased	12,263	19,732
Other liabilities	6,850	5,807
Borrowings	54,000	62,945
Subordinated notes and debentures	—	3,241

Total liabilities	568,727	544,644
Commitments and contingencies	—	—
Company obligated mandatorily redeemable capital securities of subsidiary trust	7,000	7,000
Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, none of which are issued and outstanding	—	—
Common stock, $1.00 par value, 20,000,000 authorized; 2,668,839 shares issued and 2,662,744 outstanding as of June 30, 2003 and 2,646,139 shares issued and 2,640,044 outstanding as of December 31, 2002	2,669	2,646
Additional paid-in capital	16,870	16,683
Retained earnings	16,586	14,594
Accumulated other comprehensive income	2,639	1,612
Less treasury stock, at cost	(117)	(117)

Total shareholders’ equity	38,647	35,418

Total liabilities and shareholders’ equity	$614,374	$587,062

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

	2003	2002	2003	2002

Interest income:
Loans	$7,957	$5,896	$15,764	$11,714
Investment securities:
Taxable	1,366	1,342	2,630	2,504
Tax-exempt	147	248	298	537
Federal funds sold and other temporary investments	44	15	53	53

Total interest income	9,514	7,501	18,745	14,808

Interest expense:
Deposits	1,956	1,817	3,889	4,054
Federal funds purchased	45	100	85	169
Borrowings	534	196	1,024	366
Subordinated notes and debentures	—	—	87	—
Company obligated mandatorily redeemable capital securities of subsidiary trust	186	200	369	383

Total interest expense	2,721	2,313	5,454	4,972

Net interest income	6,793	5,188	13,291	9,836
Provision for loan losses	500	400	1,300	850

Net interest income after provision for loan losses	6,293	4,788	11,991	8,986

Non-interest income:
Service charges on deposit accounts	1,689	1,266	3,298	2,409
Net servicing fees	132	463	150	1,402
Gain on sale of investment securities, net	684	252	915	552
Other non-interest income	884	590	1,605	1,243

Total non-interest income	3,389	2,571	5,968	5,606

Non-interest expense:
Employee compensation and benefits	4,349	2,941	7,805	5,934
Occupancy	1,144	824	2,265	1,543
Other non-interest expense	2,166	1,800	4,305	3,401

Total non-interest expense	7,659	5,565	14,375	10,878

Income before provision for income taxes	2,023	1,794	3,584	3,714
Provision for income taxes	631	501	1,061	1,021

Net income	$1,392	$1,293	$2,523	$2,693

Earnings per common share:
Basic	$0.52	$0.52	$0.95	$1.08
Diluted	$0.50	$0.50	$0.92	$1.03
Weighted average shares outstanding:
Basic	2,652	2,502	2,648	2,500
Diluted	2,759	2,613	2,753	2,612

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

	2003	2002	2003	2002

Net income	$1,392	$1,293	$2,523	$2,693

Other comprehensive income, net of tax:
Unrealized holding gains on investment securities arising during the period	984	1,555	1,631	1,095
Less: reclassification adjustment for gains included in net income	451	166	604	364

Other comprehensive income	533	1,389	1,027	731

Total comprehensive income	$1,925	$2,682	$3,550	$3,424

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Year Ended December 31, 2002 and
Six Months Ended June 30, 2003
(In thousands, except share amounts)

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Capital	Earnings	Income (loss)	at Cost	Total

Balance at January 1, 2002	2,502,145	$2,502	$14,136	$11,342	$(275)	$(333)	$27,372
Net income	—	—	—	4,278	—	—	4,278
Other comprehensive income	—	—	—	—	1,887	—	1,887
Issuance of common stock upon exercise of employee stock options	6,291	6	47	—	—	—	53
Issuance of common stock related to the acquisition of The Bryan-College Station Financial Holding Company	137,703	138	2,477	—	—	—	2,615
Compensation related to grant of treasury stock to employees	—	—	5	—	—	45	50
Sale of treasury stock	—	—	18	—	—	171	189
Dividends	—	—	—	(1,026)	—	—	(1,026)

Balance at December 31, 2002	2,646,139	$2,646	$16,683	$14,594	$1,612	$(117)	$35,418

                 Unaudited

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Capital	Earnings	Income (loss)	at Cost	Total

Balance at January 1, 2003	2,646,139	$2,646	$16,683	$14,594	$1,612	$(117)	$35,418
Net income	—	—	—	2,523	—	—	2,523
Other comprehensive income	—	—	—	—	1,027	—	1,027
Issuance of common stock upon exercise of employee stock options	22,700	23	187	—	—	—	210
Dividends	—	—	—	(531)	—	—	(531)

Balance at June 30, 2003	2,668,839	$2,669	$16,870	$16,586	$2,639	$(117)	$38,647

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the six months
	ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$2,523	$2,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,512	835
Impairment of mortgage servicing rights	856	—
Provision for loan losses	1,300	850
Gain on sales of securities, net	(915)	(552)
(Gain) loss on sale of other real estate, loans, premises and equipment	(242)	15
Amortization of premium, net of discounts on securities	737	108
Changes in:
Loans held for sale	25,483	(5,616)
Other assets	(2,125)	(4,825)
Other liabilities	530	1,208

Net cash provided (used) by operating activities	29,659	(5,284)

Cash flows from investing activities:
Purchases of securities available-for-sale	(116,912)	(65,853)
Proceeds from sales, maturities, and principal paydowns of securities available-for-sale	76,383	64,080
Net change in loans	(9,416)	5,462
Proceeds from sale of other real estate, loans, premises and equipment	520	3,902
Purchases of premises and equipment	(2,164)	(3,625)

Net cash (used) provided by investing activities	(51,589)	3,966

Cash flows from financing activities:
Net change in:
Deposits	42,695	(3,921)
Other borrowings	(8,945)	(15,866)
Federal funds purchased	(7,469)	9,353
Subordinated notes and debentures	(3,241)	—
Net proceeds from issuance of common stock upon exercise of employee stock options	210	36
Treasury stock sold	—	171
Dividends paid	(529)	(499)

Net cash provided (used) by financing activities	22,721	(10,726)

Net increase (decrease) in cash and cash equivalents	791	(12,044)
Cash and cash equivalents at beginning of period	20,574	32,666

Cash and cash equivalents at end of period	$21,365	$20,622

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

          The unaudited condensed consolidated financial statements include the accounts of Texas United Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries Texas United Nevada, Inc. (“TUNI”), State Bank (the “Bank”), Third Coast Wealth Advisors, Inc. (“Third Coast”), and TXUI Statutory Trust I (the “Trust”). All material intercompany accounts and transactions have been eliminated in the consolidated report of the Company.

          The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at June 30, 2003, the Company’s consolidated results of operations for the three and six months ended June 30, 2003 and 2002, respectively, consolidated cash flows for the six months ended June 30, 2003 and 2002, and consolidated changes in shareholders’ equity for the six months ended June 30, 2003. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2002 year-end consolidated balance sheet and statement of changes in shareholders’ equity data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

          Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

          These financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2002 appearing in the Company’s Annual Report on Form 10-K for 2002.

2.	EARNINGS PER COMMON SHARE

          Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are computed using the treasury stock method. Potentially dilutive shares include stock options granted. Options to purchase 9,849 and 10,467 shares of common stock were not included in the computation of diluted EPS for the three months and six months ended June 30, 2003, respectively, because the option exercise price did not exceed the average market price of the common stock.

	For the three months		For the six months
	ended June 30,		ended June 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net income available to common shareholders	$1,392	$1,293	$2,523	$2,693

Weighted-average common shares outstanding	2,652	2,502	2,648	2,500

Weighted-average common shares and potentially dilutive common shares	2,759	2,613	2,753	2,612

Basic EPS	$0.52	$0.52	$0.95	$1.08
Diluted EPS	$0.50	$0.50	$0.92	$1.03

3.	INTANGIBLE ASSETS

          The gross carrying amount of intangible assets and associated amortization at June 30, 2003 is presented in the following table:

	Gross	Accumulated
	Carrying	Amortization
	Amount	and Impairment

	(In thousands)
Amortized intangible assets:
Mortgage servicing rights	$5,441	$2,429
Core deposit intangibles	$564	$112

          The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2003. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

          The following table shows the current period and estimated future amortization for intangible assets:

	Mortgage
	Servicing	Core Deposit
	Rights	Intangibles	Total

	(In thousands)
Six months ended June 30, 2003 (actual)	$398	$60	$458
Six months ended December 31, 2003 (estimate)	454	59	513
Estimate for the year ended December 31,
2004	907	103	1,010
2005	907	88	995
2006	876	72	948
2007	798	56	854
2008	762	40	802

4.	STOCK BASED COMPENSATION

          The Company accounts for its stock based employee compensation plans on the “intrinsic value method” provided in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Because the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized on option plans.

          Statement of Financial Accounting Standards (SFAS) No. 123, (SFAS 123) “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro forma disclosures below use the fair value method of SFAS 123 to measure compensation expense for stock-based compensation plans.

	Six Months Ended
	June 30,

	2003	2002

	(In thousands)
Net income, as reported	$2,523	$2,693
Less: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	16	10

Pro forma net income	$2,507	$2,683

	Six Months Ended
	June 30,

	2003	2002

Earnings per share:
Basic — as reported	$0.95	$1.08
Basic — pro forma	0.95	1.07
Diluted — as reported	0.92	1.03
Diluted — pro forma	0.91	1.03

5.	ACCOUNTING CHANGES

          In November 2002, Financial Accounting Standards Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was released. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions for FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were included in the Company’s financial statements for the year ended December 31, 2002. Implementation of the provisions of FIN 45 did not have an impact on the Company’s financial statements.

          Financial Accounting Standards Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with the VIE. Prior to the implementation of FIN 46, VIE were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

          In its current form, FIN 46 may require the Company to de-consolidate its investment in TXUI Statutory Trust I in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like TXUI Statutory Trust I, appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the Financial Accounting Standards Board will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if warranted, provide appropriate guidance. If the trust preferred securities were no longer allowed to be included in Tier 1 capital, the Company would be permitted to redeem the capital securities without penalty.

          In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments entered into on or modified after May 31, 2003. For existing financial instruments, SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect a material impact on its financial position, results of operations or cash flows from adoption of SFAS No. 150.

6.	OFF BALANCE SHEET CREDIT COMMITMENTS

          In the normal course of business, the Company enters into various transactions, which, in accordance with generally accepted accounting principles, are not included in its consolidated balance sheet. These transactions are referred to as “off balance-sheet commitments.” The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve elements of credit risk in excess of the amounts recognized in the consolidated balance sheet. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

          The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to extend credit totaled $44.4 million at June 30, 2003 and $38.9 million at December 31, 2002.

          Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $714,000 at June 30, 2003 and $787,000 at December 31, 2002. As of June 30, 2003 and December 31, 2002, no liability for the fair value of the Company’s potential obligations under these guarantees has been recorded since the amount is deemed immaterial.

7.	CRITICAL ACCOUNTING POLICIES

     The Company’s accounting policies are integral to understanding the results reported. The Company believes that of its significant accounting policies, the allowance for loan losses and mortgage servicing rights assets may involve a higher degree of judgment and complexity.

          Allowance for Loan Losses — The allowance for loan losses is a valuation allowance for probable losses incurred on loans. Loans are charged to the allowance when the loss actually occurs or when a determination is made that a probable loss has occurred. Recoveries are credited to the allowance at the time of recovery. Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is adequate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined to be adequate to absorb losses. Management’s judgment as to the level of probable losses on existing loans involves the consideration of current economic conditions and their estimated effects on specific borrowers; an evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond the Company’s control. Please refer to the subsequent discussion of “Allowance for Loan Losses” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional insight into management’s approach and methodology in estimating the allowance for loan losses.

          Mortgage servicing rights assets are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, loan loss experience, and costs to service, as well as discount rates that consider the risk involved. Because the values of these assets are sensitive to changes in assumptions, the valuation of mortgage servicing rights is considered a critical accounting estimate. Please refer to Note 3 to the Condensed Consolidated Financial Statements above and discussion of “Non Interest Income” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional insight into management’s approach in estimating transfers and servicing of financial assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-looking Statements

          Statements and financial discussion and analysis contained in the Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information about possible or assumed future results of the Company’s operations or performance. When we use any of the words “believe,” “expect”, “anticipate”, “estimate”, “continue”, “intend”, “may”, “will”, “should”, or similar expressions, identifies these forward-looking statements. Many possible factors or events could affect the future financial results and performance of the Company and could cause those financial results or performance to differ materially from those expressed in the forward-looking statement. These possible events or factors include, without limitation:

•	deposit attrition, operating costs, customer loss and business disruption are greater than we expected;

•	competitive factors including product and pricing pressures among financial services organizations may increase;

•	changes in the interest rate environment reduce our interest margins;

•	changes in market rates and prices may adversely impact securities, loans, deposits, mortgage servicing rights, and other financial instruments;

•	general business and economic conditions in the markets the Company serves change or are less favorable than it expected;

•	legislative or regulatory changes adversely affect the Company’s business;

•	personal or commercial bankruptcies increase;

•	changes in accounting principles, policies or guidelines;

•	changes occur in the securities markets; and

•	technology-related changes are harder to make or more expensive than the Company anticipated.

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

          General. The Company is a bank holding company formed in June 1998 as a result of the merger of South Central Texas Bancshares, Inc. with and into Premier Bancshares, Inc. At the effective date of the merger, the resulting company changed its name to Texas United Bancshares, Inc. The Company derives substantially all of its net income from its wholly-owned subsidiary State Bank. At June 30, 2003, State Bank had eighteen full service banking centers serving eleven counties in central and south central Texas.

          Net income for the three months ended June 30, 2003 was $1.4 million, an increase of 7.7% compared with $1.3 million for the same period in 2002. The increase in net income was a combined result of higher net interest income and increased non-interest income, partially offset by higher non-interest expense and provisions for loan loss. Net income for the six months ended June 30, 2003 was $2.5 million, representing a decrease of 7.4% compared with the $2.7 million for the same period in 2002. Basic and diluted earnings per share (EPS) for the three months ended June 30, 2003 and 2002 were $0.52 and $0.50, respectively. For the six months ended June 30, 2003, basic and diluted EPS were $0.95 and $0.92, respectively, compared with $1.08 and $1.03, respectively, for the same period in 2002.

          At June 30, 2003, total assets were $614.4 million compared with $587.1 million at December 31, 2002. The $27.3 million or 4.6% increase in total assets over December 31, 2002 was primarily attributable to increases in investment securities and net loans partially offset by a decrease in loans held for sale. At June 30, 2003, net loans, including loans held for sale, were $365.9 million compared with $383.0 million at December 31, 2002. Total deposits at June 30, 2003 were $495.6 million compared to $452.9 million at December 31, 2002. The $42.7 million or 9.4% increase in deposits over their level at December 31, 2002 is attributed to internal growth. Shareholders’ equity at June 30, 2003 was $38.6 million compared to $35.4 million at December 31, 2002. The $3.2 million or 9.0% increase is attributed to earnings retention and improvement on the fair market value on available-for-sale securities included in accumulated other comprehensive income. The Company’s return on average assets was 0.84% for the six months ended June 30, 2003, compared with 1.27% for the same period in 2002. The return on average shareholders’ equity was 13.5% for the six months ended June 30, 2003, down from 19.3% for the same period in 2002.

          Net Interest Income. For the three months ended June 30, 2003, net interest income, before the provision for loan losses, increased by 30.8% to $6.8 million from $5.2 million in the same period in 2002. The increase was primarily due to the increased volumes in loans and investment securities and the strategic lowering of the cost of funds in relation to the decrease in rates on earning assets. This has resulted in slightly lower yields on earning assets offset by lower rates paid for interest-bearing liabilities. For the three months ended June 30, 2003 compared with 2002, the net interest margin decreased by 13 basis points to 5.16% from 5.29% and the net interest spread decreased by 12 basis points to 4.85% from 4.97%, respectively.

          For the six months ended June 30, 2003, net interest income, before the provision for loan losses, increased by 35.7% to $13.3 million compared with $9.8 million for the same period in 2002. For the six months ended June 30, 2003 and 2002, the net interest margins and spreads widened by 9 basis points to 5.17% from 5.08% and by 15 basis points to 4.87% from 4.72%, respectively. The widening of the net interest margin was a combined result of increased volumes in investments and loan balances, and a decrease in the cost of funds.

          Interest income for the three months ended June 30, 2003 was $9.5 million compared with $7.5 million for the same period in 2002. As compared to the three months ended June 30, 2002, the average total loan volumes for the three months ended June 30, 2003 increased by $93.8 million or 34.2%, while the average yields on average total loan volumes increased 5 basis points to 8.67%. Average total investment volumes for the three months ended June 30, 2003 increased by $39.0 million or 33.0% compared with the same period in 2002, while the average yields on average investments decreased by 153 basis points. For the three months ended June 30, 2003 compared to the same period in 2002, the yield on total average earning assets decreased by 42 basis points to 7.23%.

          Interest income for the six months ended June 30, 2003 was $18.7 million compared with $14.8 million for the same period in 2002. In a period of decreasing interest rates, this increase was achieved through growth in average earning assets. As compared to the six months ended June 30, 2002, the average total loan volumes for the six month period ended June 30, 2003 increased by $98.6 million or 35.9%, while the average yields on average total loans decreased by 8 basis points to 8.52%. As compared with the six months ended June 30, 2002, average total investment volumes for the six months ended June 30, 2003 increased by $29.7 million or 26.2%, while the average yields on average investments decreased by 128 basis points. For the six months ended June 30, 2003 compared to the same period in 2002, the yield on total average earning assets decreased by 36 basis points to 7.29%.

          Interest expense increased for the three months ended June 30, 2003 by $400,000 or 17.4% to $2.7 million, compared with $2.3 million for the same period in 2002. The increased interest expense was the result of higher average interest bearing deposit volumes coupled with lower interest rates paid on those deposits. As compared to the three month period ended June 30, 2002, average interest bearing deposit volumes increased by $79.2 million or 26.1% while the average rates paid on interest bearing deposits decreased by 36 basis points to 2.05%.

          For the six months ended June 30, 2003, interest expense increased by $500,000 or 10.0% to $5.5 million compared with $5.0 million for the same period in 2002. The increased interest expense was mainly the result of higher interest bearing deposit volumes coupled with lower interest rates paid on those deposits. As compared to the six months ended June 30, 2002, average interest bearing deposit volumes increased by $71.9 million or 23.8% while the average rates paid on deposits decreased by 60 basis points or 2.10%.

          The following tables set forth for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities and the net interest margin on average total interest-earning assets for the same periods. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	For the three months ended June 30,

	2003			2002

	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate (1)	Balance	Paid	Rate (1)

	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$367,909	$7,957	8.67%	$274,134	$5,896	8.62%
Taxable securities	144,075	1,366	3.80	95,808	1,342	5.62
Tax-exempt securities	13,223	147	4.46	22,459	248	4.43
Federal funds sold and other temporary investments	2,402	44	7.35	901	15	6.68

Total interest earning assets	527,609	9,514	7.23	393,302	7,501	7.65
Less allowance for loan losses	3,541			2,182

Total interest-earning assets, net of allowance for loan losses	524,068			391,120
Noninterest-earning assets	77,541			54,873

Total assets	$601,609			$445,993

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$121,524	$330	1.08%	$97,781	$377	1.55%
Savings and money market accounts	75,047	226	1.21	58,537	217	1.49
Time deposits	185,481	1,400	3.03	146,559	1,223	3.35
Federal funds purchased	11,783	45	1.53	14,367	100	2.79
Company obligated manditorily redeemable capital securities of subsidiary trust	7,000	186	10.66	7,000	200	11.46
Subordinated notes and debentures	—	—	—	—	—	—
Other borrowings	57,818	534	3.70	21,552	196	3.65

Total interest-bearing liabilities	458,653	2,721	2.38	345,796	2,313	2.68

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	94,126			67,433
Other liabilities	10,102			3,434

Total liabilities	562,881			416,663
Shareholders’ equity	38,728			29,330

Total liabilities and shareholders’ equity	$601,609			$445,993

Net interest income		$6,793			$5,188

Net interest spread			4.85%			4.97%
Net interest margin			5.16%			5.29%

(1) Annualized

	For the six months ended June 30,

	2003			2002

	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate (1)	Balance	Paid	Rate (1)

			(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$373,139	$15,764	8.52%	$274,587	$11,714	8.60%
Taxable securities	129,590	2,630	4.09	89,447	2,504	5.65
Tax-exempt securities	13,364	298	4.50	23,806	537	4.55
Federal funds sold and other temporary investments	2,197	53	4.86	2,351	53	4.55

Total interest earning assets	518,290	18,745	7.29	390,191	14,808	7.65
Less allowance for loan losses	3,495			2,189

Total interest-earning assets, net of allowance for loan losses	514,795			388,002
Noninterest-earning assets	76,653			53,645

Total assets	$591,448			$441,647

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$120,865	$655	1.09%	$97,737	$861	1.78%
Savings and money market accounts	69,894	406	1.17	57,975	485	1.69
Time deposits	183,497	2,828	3.11	146,647	2,708	3.72
Federal funds purchased	10,725	85	1.60	11,274	169	3.02
Company obligated manditorily redeemable capital securities of subsidiary trust	7,000	369	10.63	7,000	383	11.03
Subordinated notes and debentures	1,525	87	11.50	—	—	—
Other borrowings	60,196	1,024	3.43	21,288	366	3.47

Total interest-bearing liabilities	453,702	5,454	2.42	341,921	4,972	2.93

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	89,542			67,154
Other liabilities	10,776			3,605

Total liabilities	554,020			412,680
Shareholders’ equity	37,428			28,967

Total liabilities and shareholders’ equity	$591,448			$441,647

Net interest income		$13,291			$9,836

Net interest spread			4.87%			4.72%
Net interest margin			5.17%			5.08%

(1) Annualized

          The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to outstanding balances and changes in interest rates for the three and six month periods ended June 30, 2003 compared with the same periods in 2002. For purposes of these tables, changes attributable to both volume and rate have been allocated proportionately to the change due to volume and rate.

	Three months ended June 30,

	2003 vs. 2002

	Increase (Decrease)
	Due to

	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Total loans	$2,033	$28	$2,061
Securities	381	(458)	(77)
Federal funds sold and other temporary investments	28	1	29

Total increase (decrease) in interest income	2,442	(429)	2,013
Interest-bearing liabilities:
Interest-bearing demand deposits	64	(111)	(47)
Savings and money market accounts	50	(41)	9
Time deposits	295	(118)	177
Federal funds purchased	(10)	(45)	(55)
Company obligated manditorily redeemable capital securities of subsidiary trust	—	(14)	(14)
Subordinated notes and debentures	—	—	—
Other borrowings	335	3	338

Total increase (decrease) in interest expense	734	(326)	408

Increase (decrease) in net interest income	$1,708	$(103)	$1,605

	Six months ended June 30,

	2003 vs. 2002

	Increase (Decrease)
	Due to

	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Total loans	$4,193	$(143)	$4,050
Securities	616	(729)	(113)
Federal funds sold and other temporary investments	(4)	4	—

Total increase (decrease) in interest income	4,805	(868)	3,937
Interest-bearing liabilities:
Interest-bearing demand deposits	126	(332)	(206)
Savings and money market accounts	70	(149)	(79)
Time deposits	573	(453)	120
Federal funds purchased	(4)	(80)	(84)
Company obligated manditorily redeemable capital securities of subsidiary trust	—	(14)	(14)
Subordinated notes and debentures	—	87	87
Other borrowings	667	(9)	658

Total increase (decrease) in interest expense	1,432	(950)	482

Increase in net interest income	$3,373	$82	$3,455

          Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the three and six month periods ended June 30, 2003 compared to the same periods in 2002, the provision increased by $100,000 or 25.0% to $500,000, and increased by $450,000 or 52.9% to $1.3 million, respectively. The allowance for loan losses at June 30, 2003 was $3.6 million, compared with $3.3 million at December 31, 2002. During the latter part of 2002 and the first six months of

2003, management increased its provisions primarily due to growth in the loan portfolio and changes in the Central Texas economy. At June 30, 2003, the ratio of the loan loss allowance to total loans was 0.97% compared with 0.85% at December 31, 2002.

          Noninterest Income. Noninterest income for the three months ended June 30, 2003 and 2002 was $3.4 million and $2.6 million, respectively, an increase of $800,000 or 30.8%. For the six months ended June 30, 2003 and 2002, noninterest income was $6.0 million and $5.6 million, respectively, an increase of $400,000 or 7.1%. The increase in noninterest income for both periods is primarily attributed to an increase in service charges on deposit accounts and gains on the sale of investment securities partially offset by the impairment in mortgage servicing rights.

          Mortgage servicing fees, net of amortization and impairment, were $132,000 for the three months ended June 30, 2003 as compared with $463,000 for the same period in 2002. For the six months ended June 30, 2003, net mortgage servicing fees were $150,000 as compared with $1.4 million for the same period in 2002. The Company recorded an $855,000 impairment charge for the first six months of 2003 to reflect a decrease in the fair value of the mortgage servicing rights asset. The decrease in fair value of capitalized mortgage servicing rights is a result of the decline in the 10-year Treasury rate, which produced historically low mortgage rates and caused an increase in prepayments of mortgages serviced by the Company.

          The following table presents, for the periods indicated, the categories of noninterest income:

	For the three months ended		For the six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Service charges on deposit accounts	$1,689	$1,266	$3,298	$2,409
Net servicing fees	132	463	150	1,402
Gain on sale of securities, net	684	252	915	552
Other noninterest income	884	590	1,605	1,243

Total noninterest income	$3,389	$2,571	$5,968	$5,606

          Noninterest Expense. For the three months ended June 30, 2003, noninterest expense increased by $2.1 million or 37.5% to $7.7 million, compared to the same period in 2002. For the six months ended June 30, 2003, noninterest expense increased by $3.5 million or 32.1% to $14.4 million, compared to the same period in 2002. The increase in noninterest expense for both periods was mainly due to costs associated with the acquisition of Bryan-College Station in July 2002. Employee compensation and benefits also increased due to mortgage commissions and higher benefit costs.

          The following table presents, for the periods indicated, the major categories in noninterest expense:

	For the three months		For the six months
	ended June 30,		ended June 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Employee compensation and benefits	$4,349	$2,941	$7,805	$5,934
Non-staff expenses:
Occupancy	1,144	824	2,265	1,543
Depreciation and amortization	721	429	1,512	835
Data processing	263	187	500	345
Professional fees, consultants, and contract labor	298	152	535	345
Advertising	151	226	287	321
Printing and supplies	152	125	286	237
Telecommunications	129	73	257	194
Other noninterest expense	452	608	928	1,124

Total non-staff expenses	3,310	2,624	6,570	4,944

Total noninterest expense	$7,659	$5,565	$14,375	$10,878

          Employee compensation and benefits expense represents 56.8% and 54.3% of total noninterest expense for the three and six months periods ended June 30, 2003, respectively. Employee compensation and benefits expense for the three months ended June 30, 2003 and 2002 were $4.3 million and $2.9 million, respectively, an increase of $1.4 million or 48.3%. For the six months ended June 30, 2003 and 2002, employee compensation and benefits expenses was $7.8 million and $5.9 million, respectively, reflecting an increase of $1.9 million or 32.2%. The increases for both periods resulted primarily from higher mortgage commissions and the costs associated with the additional staff to meet loan growth, the addition of one banking center in December 2002, the addition of three banking centers as a result of the Bryan-College Station acquisition and the addition of two loan production offices. Total full-time equivalent (FTE) employees at June 30, 2003 and 2002 were 319 and 258, respectively.

          For the three months ended June 30, 2003, non-staff expenses increased by $700,000 or 26.9% compared with the same period in 2002. For the six months ended June 30, 2003, non-staff expenses increased by $1.7 million or 34.7% compared with the same period in 2002. The increased non-staff expense, for both periods was due to higher occupancy expense from the addition of the three former Bryan-College Station banking centers, the addition of one new banking center and two loan production offices, the upgrade of technology systems, increased printing costs, as well as other operating systems improvements.

Financial Condition

          Loan Portfolio. Total loans, including loans held for sale, decreased by $16.8 million or 4.3%, from $386.3 million at December 31, 2002 to $369.5 million at June 30, 2003. The decrease is primarily due to the $25.2 million and the $10.1 million decrease in loans held for sale and other real estate loans, respectively, partially offset by a $10.7 million and a $6.0 million increase in commercial mortgages and consumer loans, respectively. At June 30, 2003 and December 31, 2002, the ratio of total loans to total deposits was 74.6% and 85.3%, respectively. For the same periods, total loans represented 60.1% and 65.8% of total assets, respectively.

          The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	June 30, 2003		December 31, 2002

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$60,387	16.3%	$62,391	16.2%
Real estate mortgage
1-4 residential	143,991	39.0	149,471	38.7
Commercial	72,711	19.7	62,014	16.0
Held for sale	8,469	2.3	33,674	8.7
Other	17,432	4.7	18,269	4.7
Consumer and other, net	66,524	18.0	60,496	15.7

Total loans	$369,514	100.0%	$386,315	100.0%

Allowance for loan losses	3,584		3,296

Net loans	$365,930		$383,019

          Nonperforming Assets. Nonperforming assets at June 30, 2003 and December 31, 2002 were $1.8 million and $2.0 million, respectively. The Company generally places a loan on nonaccrual status and ceases to accrue interest when loan payment performance is deemed unsatisfactory. Loans where the interest payments jeopardize the collection of principal are placed on nonaccrual status, unless the loan is both well-secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection.

          The following table presents information regarding nonperforming assets at the dates indicated:

	June 30, 2003	December 31, 2002

	(Dollars in thousands)
Nonaccrual loans	$402	$709
Accruing loans 90 days or more past due	1,043	960
Other real estate	369	356

Total nonperforming assets	$1,814	$2,025

Nonperforming assets to total assets	0.30%	0.34%
Nonperforming assets to total loans and other real estate	0.49%	0.52%

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

          For the six months ended June 30, 2003, net loan charge-offs were $1.0 million or 0.27% of average loans outstanding compared with $1.1 million or 0.34% for the year ended December 31, 2002. At June 30, 2003 and December 31, 2002, the allowance for loan losses aggregated $3.6 million and $3.3 million, or 0.97% and 0.85% of total loans, respectively. At June 30, 2003, the allowance for loan losses as a percentage of nonperforming loans was 248.0% compared with 197.5% at December 31, 2002.

          The following table presents for the periods ended an analysis of the allowance for loan losses and other related data:

	Six Months Ended	Year Ended
	June 30, 2003	December 31, 2002

	(Dollars in thousands)
Average total loans outstanding	$373,139	$319,151

Total loans outstanding at end of period	$369,514	$386,315

Allowance for loan losses at beginning of period	$3,296	$1,754
Provision for loan losses	1,300	1,900
Balance acquired in the Bryan-College Station acquisition	—	740
Charge-offs:
Commercial and industrial	(393)	(401)
Real estate	(190)	(117)
Consumer	(979)	(1,528)
Other	—	(6)

Total charge-offs	(1,562)	(2,052)

Recoveries:
Commercial and industrial	65	261
Real estate	60	36
Consumer	422	603
Other	3	54

Total recoveries	550	954

Net loan charge-offs	(1,012)	(1,098)

Allowance for loan losses at end of period	$3,584	$3,296

Ratio of allowance to end of period total loans	0.97%	0.85%
Ratio of net loan charge-offs to average total loans	0.27%	0.34%
Ratio of allowance to end of period nonperforming loans	248.03%	197.48%

          Securities. At June 30, 2003, the securities portfolio totaled $174.3 million, reflecting an increase of $42.2 million or 31.9% from $132.1 million at December 31, 2002. During the six months ended June 30, 2003, the Company purchased $116.9 million in investment securities. Included in this amount were $87.1 million in mortgage loans originated by the Company that were sold to Fannie Mae in various mortgage pools and reacquired by the Company as investment securities. Additionally, the Company sold $57.2 million of securities in an effort to reposition the portfolio for current economic conditions and to provide funding for loan growth. The Company also received $18.3 million in maturities and paydowns on investment securities.

          Deposits. At June 30, 2003, total deposits were $495.6 million, an increase of $42.7 million or 9.4% from $452.9 million at December 31, 2002. Noninterest-bearing deposits at June 30, 2003 increased by $15.2 million or 18.5% to $97.5 million from $82.3 million at December 31, 2002. Interest-bearing deposits at June 30, 2003 increased by $27.5 million or 7.4% to $398.1 million from $370.6 million at December 31, 2002. The Company’s ratios of noninterest-bearing demand deposits to total deposits for June 30, 2003 and December 31, 2002 were 19.7% and 18.2%, respectively.

          Borrowings. Borrowings consist of short-term and long-term advances from the Federal Home Loan Bank (FHLB) and advances on the revolving credit line with a bank. Federal funds purchased decreased $7.4 million to $12.3 million at June 30, 2003 from $19.7 million at December 31, 2002. Borrowings decreased $8.9 million to $54.0 million at June 30, 2003 from $62.9 million at December 31, 2002. The maturity dates for the FHLB borrowings range from the years 2003 to 2013 and have interest rates from 2.65% to 5.91%. Additionally, the Company had three unused, unsecured federal funds lines of credit with correspondent banks totaling $17.7 million at June 30, 2003 and $10.3 million at December 31, 2002.

          As of June 30, 2003, the Company’s subsidiary trust had $7.0 million outstanding in trust preferred securities.

          In connection with the acquisition of Bryan-College Station, the Company assumed $3.6 million in subordinated debentures. The debentures carried an interest rate of 11.5% and were redeemed on March 31, 2003.

          At June 30, 2003, the Company also had $5.0 million borrowed on its $10.0 million revolving credit line with a bank. The funds were used to redeem the outstanding shares of Series A preferred stock issued by Bryan-College Station, costs associated with becoming a public reporting company, a capital injection into State Bank, and the redemption of the subordinated debentures.

          Liquidity. Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. The Company’s liquidity needs are primarily met by growth in core deposits. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not rely on these external funding sources. The Company maintains investments in liquid assets based upon management’s assessment of cash needs, expected deposit flows, objectives of its asset/liability management program, availability of federal funds or FHLB advances, and other available liquid assets. Several options are available to increase liquidity, including loan collections, increasing deposit marketing activities, and borrowing from the FHLB or correspondent banks. The cash and federal funds sold position, supplemented by amortizing investments along with payments and maturities within the loan portfolio, have historically created an adequate liquidity position.

           For the six months ended June 30, 2003, the Company's source of funds was derived from the sale and maturity of investment securities and an increase in deposits. These funds were used primarily to support loan growth, including mortgage originations and to repay $8.9 million of FHLB borrowings.

          Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. At June 30, 2003, the Company has cash and cash equivalents of $21.4 million, up from $20.6 million at December 31, 2002. The increase is mainly attributed to the increase in deposits partially offset by the reduction in federal funds purchased and borrowings.

          The Company views time deposits as a stable means of supporting loan growth. The Company believes, based on its historical experience, that its large time deposits have core-type characteristics. The Company anticipates that this source of funding will continue to sustain a portion of the Company’s asset growth in the future.

          Capital Resources. Shareholders’ equity increased from $35.4 million at December 31, 2002 to $38.6 million at June 30, 2003, an increase of $3.2 million or 9.0%. The increase was primarily due to a net addition to undivided profits of $2.5 million as a result of net income for the period and a $1.0 million improvement in unrealized securities gains, partially offset by cash dividends paid of $531,000.

          The following table provides a comparison of the Company’s and the State Bank’s leverage and risk-weighted capital ratios as of June 30, 2003 to the minimum and well-capitalized regulatory standards.

			To be Well
			Capitalized
			Under Prompt
	Minimum		Corrective
	Required for		Action	Actual Ratio at
	Capital Purposes		Provisions	June 30, 2003

The Company
Leverage ratio	4.00	%(1)	N/A	5.56%
Tier 1 risk-based capital ratio	4.00%		N/A	8.35%
Risk-based capital ratio	8.00%		N/A	9.26%
The Bank
Leverage ratio	4.00	%(2)	5.00%	6.16%
Tier 1 risk-based capital ratio	4.00%		6.00%	9.23%
Risk-based capital ratio	8.00%		10.00%	10.14%

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

          There have been no material changes since December 31, 2002. For more information regarding quantitative and qualitative disclosures about market risk, please refer to the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2002, and in particular, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity and Market Risk.”

Item 4.	Controls and Procedures.

          Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

          Changes in internal controls. Subsequent to the date of the Company’s most recent evaluation, there have been no significant changes in the Company’s internal controls or in other factors known to the Company that could significantly affect these disclosure controls and procedures, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 2.	Changes in Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

          The Company’s Annual Meeting of Shareholders was held on May 15, 2003. At the meeting, the shareholders of the Company considered and acted upon the following proposals:

          1. Lee D. Mueller, Jr. was elected as Class II director to serve on the Company’s Board of Directors until the Company’s 2006 Annual Meeting of Shareholders and until his successor is duly elected and qualified. A total of 1,746,658 shares were voted in favor of Mr. Mueller and 71,850 shares were withheld from voting.

          2. Michael Steinhauser, Jr. was elected as Class II director to serve on the Company’s Board of Directors until the Company’s 2006 Annual Meeting of Shareholders and until his successor is duly elected and qualified. A total of 1,748,701 shares were voted in favor of Mr. Steinhauser and 69,807 shares were withheld from voting.

          3. The appointment of Grant Thornton, LLP as independent auditors of the Company for the fiscal year ending December 31, 2003 was ratified. A total of 1,797,606 shares voted in favor of the appointment and 20,902 shares abstained from voting on the proposal.

Item 5.	Other Information

Not applicable

Item 6.	(a) Exhibits

Exhibit	Identification
Number	of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

          The Company filed a Current Report on Form 8-K under Item 7 and Item 9 on May 2, 2003 to announce the release of its earnings for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ L. Don Stricklin

Date: August 12, 2003		L. Don Stricklin
President and Chief Executive Officer
(principal executive officer)

Date: August 12, 2003	By:	/s/ Thomas N. Adams

Thomas N. Adams
Executive Vice President and
Chief Financial Officer
(principal financial officer/
principal accounting officer)