Form 10-Q
period 2003-09-30
TEXAS UNITED BANCSHARES INC
filed 2003-11-12
CIK 1169238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

          As of October 31, 2003, the number of outstanding shares of Common Stock, par value $1.00 per share was 4,002,097.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	September, 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$15,037	$20,574
Federal funds sold and other temporary investments	—	—

Total cash and cash equivalents	15,037	20,574
Investment securities available-for-sale, at fair value	190,616	132,140
Loans, net	367,323	349,345
Loans held for sale	2,219	33,674
Premises and equipment, net	24,081	23,363
Accrued interest receivable	2,945	3,006
Goodwill	9,432	9,432
Deposit premiums	423	512
Mortgage servicing rights	4,404	2,877
Other assets	13,662	12,139

Total assets	$630,142	$587,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$97,615	$82,294
Interest-bearing	406,091	370,625

Total deposits	503,706	452,919
Federal funds purchased	48	19,732
Other liabilities	5,223	5,807
Borrowings	77,769	62,945
Company obligated mandatorily redeemable capital securities of subsidiary trust	7,000	7,000
Subordinated notes and debentures	—	3,241

Total liabilities	593,746	551,644
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, none of which are issued and outstanding	—	—
Common stock, $1.00 par value, 20,000,000 shares authorized; 2,669,639 shares issued and 2,663,544 outstanding as of September 30, 2003 and 2,646,139 shares issued and 2,640,044 outstanding as of December 31, 2002	2,670	2,646
Additional paid-in capital	16,881	16,683
Retained earnings	17,848	14,594
Accumulated other comprehensive income	(886)	1,612
Less treasury stock, at cost	(117)	(117)

Total shareholders’ equity	36,396	35,418

Total liabilities and shareholders’ equity	$630,142	$587,062

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income

(In thousands, except per share data)
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2003	2002	2003	2002

Interest income:
Loans	$7,966	$7,004	$23,730	$18,718
Investment securities:
Taxable	1,513	1,248	4,143	3,752
Tax-exempt	126	161	424	698
Federal funds sold and other temporary investments	17	39	70	92

Total interest income	9,622	8,452	28,367	23,260

Interest expense:
Deposits	1,854	1,988	5,743	6,042
Federal funds purchased	30	118	115	287
Borrowings	518	216	1,542	582
Subordinated notes and debentures	—	77	87	77
Company obligated mandatorily redeemable capital securities of subsidiary trust	185	194	554	577

Total interest expense	2,587	2,593	8,041	7,565

Net interest income	7,035	5,859	20,326	15,695
Provision for loan losses	800	500	2,100	1,350

Net interest income after provision for loan losses	6,235	5,359	18,226	14,345

Non-interest income:
Service charges on deposit accounts	1,718	1,518	5,016	3,927
Net servicing fees	1,401	(263)	1,551	1,139
Gain on sale of investment securities, net	376	397	1,291	949
Other non-interest income	654	546	2,259	1,789

Total non-interest income	4,149	2,198	10,117	7,804

Non-interest expense:
Employee compensation and benefits	4,509	3,206	12,314	9,140
Occupancy	1,214	1,336	3,479	2,879
Other non-interest expense	2,465	2,235	6,770	5,436

Total non-interest expense	8,188	6,777	22,563	17,455

Income before provision for income taxes	2,196	780	5,780	4,694
Provision for income taxes	667	189	1,728	1,278

Net income	$1,529	$591	$4,052	$3,416

Earnings per common share:
Basic	$0.57	$0.23	$1.53	$1.35
Diluted	$0.55	$0.22	$1.47	$1.30
Weighted average shares outstanding:
Basic	2,663	2,589	2,653	2,523
Diluted	2,775	2,703	2,760	2,637

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2003	2002	2003	2002

Net income	$1,529	$591	$4,052	$3,416

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities arising during the period	(3,277)	1,196	(1,646)	2,291
Less: reclassification adjustment for gains included in net income	248	262	852	626

Other comprehensive income (loss)	(3,525)	934	(2,498)	1,665

Total comprehensive income (loss)	$(1,996)	$1,525	$1,554	$5,081

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Year Ended December 31, 2002 and
Nine Months Ended September 30, 2003
(In thousands, except share amounts)

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid-in	Retained	Comprehensive	Stock
	Shares	Amount	Capital	Earnings	Income (loss)	at Cost	Total

Balance at January 1, 2002	2,502,145	$2,502	$14,136	$11,342	$(275)	$(333)	$27,372
Net income	—	—	—	4,278	—	—	4,278
Other comprehensive income	—	—	—	—	1,887	—	1,887
Issuance of common stock upon exercise of employee stock options	6,291	6	47	—	—	—	53
Issuance of common stock related to the acquisition of The Bryan-College Station Financial Holding Company	137,703	138	2,477	—	—	—	2,615
Compensation related to grant of treasury stock to employees	—	—	5	—	—	45	50
Sale of treasury stock	—	—	18	—	—	171	189
Dividends	—	—	—	(1,026)	—	—	(1,026)

Balance at December 31, 2002	2,646,139	$2,646	$16,683	$14,594	$1,612	$(117)	$35,418

					Accumulated
			Additional		Other	Treasury
	Common Stock		Paid-in	Retained	Comprehensive	Stock
Unaudited	Shares	Amount	Capital	Earnings	Income (loss)	at Cost	Total

Balance at January 1, 2003	2,646,139	$2,646	$16,683	$14,594	$1,612	$(117)	$35,418
Net income	—	—	—	4,052	—	—	4,052
Other comprehensive income (loss)	—	—	—	—	(2,498)	—	(2,498)
Issuance of common stock upon exercise of employee stock options	23,500	24	198	—	—	—	222
Dividends	—	—	—	(798)	—	—	(798)

Balance at September 30, 2003	2,669,639	$2,670	$16,881	$17,848	$(886)	$(117)	$36,396

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)
(Unaudited)

	For the nine months
	ended September 30,

	2003	2002

Cash flows from operating activities:
Net income	$4,052	$3,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,269	1,474
Impairment of mortgage servicing rights	(144)	306
Provision for loan losses	2,100	1,350
Gain on sales of securities, net	(1,291)	(949)
(Gain) loss on sale of other real estate, loans, premises and equipment	(406)	1
Amortization of premium, net of discounts on securities	1,186	210
Changes in:
Loans held for sale	31,833	(12,350)
Other assets	(3,485)	(5,211)
Other liabilities	721	2,868

Net cash provided (used) by operating activities	36,835	(8,885)

Cash flows from investing activities:
Purchases of securities available-for-sale	(175,657)	(108,474)
Proceeds from sales, maturities, and principal paydowns of securities available-for-sale	113,447	94,078
Net change in loans	(20,011)	(22,685)
Proceeds from sale of other real estate, loans, premises and equipment	710	4,204
Net increase in cash resulting from acquisitions	—	19,087
Purchases of premises and equipment	(2,975)	(5,675)

Net cash used by investing activities	(84,486)	(19,465)

Cash flows from financing activities:
Net change in:
Deposits	50,787	(7,573)
Other borrowings	14,824	9,514
Federal funds purchased	(19,684)	15,135
Subordinated notes and debentures	(3,241)	—
Net proceeds from issuance of common stock upon exercise of employee stock options	225	36
Treasury stock sold	—	190
Dividends paid	(797)	(741)

Net cash provided by financing activities	42,114	16,561

Net decrease in cash and cash equivalents	(5,537)	(11,789)
Cash and cash equivalents at beginning of period	20,574	32,666

Cash and cash equivalents at end of period	$15,037	$20,877

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

          The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at September 30, 2003, the Company’s consolidated results of operations for the three and nine months ended September 30, 2003 and 2002, respectively, consolidated cash flows for the nine months ended September 30, 2003 and 2002, and consolidated changes in shareholders’ equity for the nine months ended September 30, 2003. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2002 year-end consolidated balance sheet and statement of changes in shareholders’ equity data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

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

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net income available to common shareholders	$1,529	$591	$4,052	$3,416

Weighted-average common shares outstanding	2,663	2,589	2,653	2,523
Weighted-average common shares and potentially dilutive common shares	2,775	2,703	2,760	2,637

Basic EPS	$0.57	$0.23	$1.53	$1.35
Diluted EPS	$0.55	$0.22	$1.47	$1.30

          Basic and diluted earnings per share have not been adjusted for the three for two stock split in the form of a 50% stock dividend issued to shareholders of record on October 1, 2003.

3.	INTANGIBLE ASSETS

          The gross carrying amount of intangible assets and associated amortization at September 30, 2003 is presented in the following table:

	Gross	Accumulated
	Carrying	Amortization
	Amount	and Impairment

Amortized intangible assets:
Mortgage servicing rights	$6,069	$1,665
Core deposit intangibles	$564	$141

          The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2003. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

     The following table shows the current period and estimated future amortization for intangible assets:

	Mortgage
	Servicing	Core Deposit
	Rights	Intangibles	Total

Nine months ended September 30, 2003 (actual)	$633	$89	$722
Three months ended December 31, 2003 (estimate)	253	30	283
Estimate for the year ended December 31,
2004	1,003	103	1,106
2005	950	88	1,038
2006	897	72	969
2007	819	56	875
2008	482	40	522

4.	STOCK BASED COMPENSATION

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

          Statement of Financial Accounting Standards (SFAS) No. 123, (SFAS 123) “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro forma disclosures below use the fair value method of SFAS 123 to measure compensation expense for stock-based compensation plans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income, as reported	$1,529	$591	$4,052	$3,416
Less: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	8	5	24	15

Pro forma net income	$1,521	$586	$4,028	$3,401

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Earnings per share:
Basic – as reported	$0.57	$0.23	$1.53	$1.35
Basic – pro forma	0.57	0.23	1.52	1.35
Diluted – as reported	0.55	0.22	1.47	1.30
Diluted – pro forma	0.55	0.21	1.46	1.29

5.	ACCOUNTING CHANGES

          Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with the VIE. Prior to the implementation of FIN 46, VIE were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered after January 31, 2003, and are otherwise effective at the beginning of the first interim or annual period ending after December 15, 2003.

          In its current form, FIN 46 may require the Company to de-consolidate its investment in TXUI Statutory Trust I in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like TXUI Statutory Trust I, appears to be a unintended consequence of FIN 46. It is currently unknown if, or when, the Financial Accounting Standards Board will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if warranted, provide appropriate guidance. If the trust preferred securities were no longer allowed to be included in Tier 1 capital, the Company would be permitted to redeem the capital securities without penalty. The Company does not have any additional VIEs.

          SFAS No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued in April 2003. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The amendments (i) reflect decisions of the Derivatives Implementation Group (DIG), (ii) reflect decisions made by the FASB in conjunction with other projects dealing with financial instruments and (iii) address implementation issues related to the application of the definition of a derivative. SFAS 149 also modifies various other existing pronouncements to conform with the changes made to SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively. Adoption of SFAS 149 on July 1, 2003 did not have a significant impact on the Company’s financial statements.

          SFAS No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued in May 2003. SFAS 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares; and (iv) certain freestanding financial instruments. SFAS 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise generally effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 150 on July 1, 2003 did not have a significant impact on the Company’s financial statements. For financial reporting purposes, the company obligated mandatorily redeemable capital securities of subsidiary trust has been reclassified as a liability.

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

          The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to extend credit totaled $52.5 million at September 30, 2003 and $38.9 million at December 31, 2002.

          Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The approximate terms of these letters of credit are 18 months. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company expects that the estimated proceeds obtained on liquidation of collateral would cover approximately 93% of the maximum potential amount of future payments under such guarantees. The maximum undiscounted amount of future payments of these standby letters of credit totaled $629,000 at September 30, 2003 and $787,000 at December 31, 2002. As of September 30, 2003 and December 31, 2002, no liability for the fair value of the Company’s potential obligations under these guarantees has been recorded since the amount is deemed immaterial.

7.	CRITICAL ACCOUNTING POLICIES

          The Company’s accounting policies are integral to understanding the results reported. The Company believes that of its significant accounting policies, the policies with respect to the allowance for loan losses and mortgage servicing rights assets may involve a higher degree of judgment and complexity.

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

          Mortgage servicing rights assets are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, loan loss experience, and costs to service, as well as discount rates that consider the risk involved. Because the values of these assets are sensitive to changes in assumptions, the valuation of mortgage servicing rights is considered a critical accounting estimate. Refer to Note 3 to the Condensed Consolidated Financial Statements above and discussion of “Noninterest Income” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional insight into management’s approach in estimating transfers and servicing of financial assets.

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

          A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Company believes it has chosen the assumptions or bases in good faith and that they are reasonable. However, the Company cautions you that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. The Company will not update these statements unless the securities laws require it to do so.

          General. The Company is a bank holding company formed in June 1998 as a result of the merger of South Central Texas Bancshares, Inc. with and into Premier Bancshares, Inc. At the effective date of the merger, the resulting company changed its name to Texas United Bancshares, Inc. The Company derives substantially all of its net income from its wholly-owned subsidiary State Bank. At September 30, 2003, State Bank had eighteen full service banking centers serving eleven counties in central and south central Texas.

          Net income for the three months ended September 30, 2003 was $1.5 million, an increase of 153.8% compared with $591,000 for the same period in 2002. The increase in net income was a combined result of higher net interest income and a $1.0 million reversal on the impairment allowance for mortgage servicing rights which increased non-interest income, partially offset by higher non-interest expense and provisions for loan loss. Net income for the nine months ended September 30, 2003 was $4.1 million, representing an increase of 20.6% compared with the $3.4 million for the same period in 2002. Basic and diluted earnings per share (EPS) for the three months ended September 30, 2003 were $0.57 and $0.55, respectively, compared with $0.23 and $0.22, respectively, for the same period in 2002. For the nine months ended September 30, 2003, basic and diluted EPS were $1.53 and $1.47, respectively, compared with $1.35 and $1.30, respectively, for the same period in 2002.

          At September 30, 2003, total assets were $630.1 million compared with $587.1 million at December 31, 2002. The $43.0 million or 7.3% increase in total assets over December 31, 2002 was primarily attributable to increases in investment securities and partially offset by a decrease of $31.5 million in loans held for sale. At September 30, 2003, net loans, excluding loans held for sale, were $367.3 million compared with $349.3 million at December 31, 2002. Loans held for sale were $2.2 million compared to $33.7 million at December 31, 2002. Total deposits at September 30, 2003 were $503.7 million compared with $452.9 million at December 31, 2002. The $50.8 million or 11.2% increase in deposits compared with December 31, 2002 is attributed to internal growth. Shareholders’ equity at September 30, 2003 was $36.4 million compared to $35.4 million at December 31, 2002. The $1.0 million or 2.8% increase is attributed to earnings retention partially offset by the deterioration on the fair market value of available-for-sale securities included in accumulated other comprehensive income. The Company’s return on average assets was 0.93% for the nine months ended September 30, 2003, compared with 0.97% for the same period in 2002. The return on average shareholders’ equity was 15.1% for the nine months ended September 30, 2003, down from 15.4% for the same period in 2002.

          Recent Developments. Effective November 6, 2003, State Bank sold its credit card portfolio to Elan Financial Service of Minneapolis, Minnesota. At the date of sale, the portfolio comprised 6,300 accounts with receivables totaling $6.8 million. The sale generated an after tax gain of approximately $242,000. On November 7, 2003, the Company sold its wholly owned subsidiary Third Coast Wealth Advisors to two employees of Third Coast. The sale generated an after tax loss of $250,000.

          Effective October 15, 2003, the Company effected a three for two stock split in the form of a 50% stock dividend payable to shareholders of record as of October 1, 2003. The share and per share information as of September 30, 2003 or any prior date has not been adjusted to give effect to the stock split.

          Net Interest Income. For the three months ended September 30, 2003, net interest income, before the provision for loan losses, increased by 18.6% to $7.0 million from $5.9 million in the same period in 2002. The increase was primarily due to the increased volumes in loans, not including loans held for sale, and investment securities and the strategic lowering of the cost of funds in relation to the decrease in rates on earning assets. This has resulted in slightly lower yields on earning assets partially offset by lower rates paid for interest-bearing liabilities. For the three months ended September 30, 2003 and 2002, the net interest margin decreased by 2 basis points to 4.91% from 4.93% and the net interest spread decreased by 8 basis points to 4.64% from 4.72%, respectively.

          For the nine months ended September 30, 2003, net interest income, before the provision for loan losses, increased by 29.3% to $20.3 million compared with $15.7 million over the same period in 2002. For the nine months ended September 30, 2003 and 2002, the net interest margin widened by 3 basis points to 5.05% from 5.02% and the net interest spread widened by 1 basis point to 4.75% from 4.74%, respectively. The widening of the net interest margin was a combined result of increased volumes in investments and loan balances, and a decrease in the cost of funds.

          Interest income for the three months ended September 30, 2003 was $9.6 million compared with $8.5 million for the same period in 2002. As compared to the three months ended September 30, 2002, the average total loan volumes for the three months ended September 30, 2003 increased by $30.5 million or 8.6%, and the average yields on average total loan volumes increased 37 basis points to 8.21%. Average total investment volumes for the three months ended September 30, 2003 increased by $65.5 million or 57.9% compared with the same period in 2002, while the average yields on average investments decreased by 141 basis points. For the three months ended September 30, 2003, compared to the same period in 2002, the yield on total average earning assets decreased by 39 basis points to 6.72%.

          Interest income for the nine months ended September 30, 2003 was $28.4 million compared with $23.3 million for the same period in 2002. This increase was primarily maintained through growth in average earning assets. As compared to the nine months ended September 30, 2002, the average total loan volumes for the nine month period ended September 30, 2003 increased by $78.2 million or 26.0%, and the average yields on average total loans increased by 5 basis points to 8.36%. As compared with the nine months ended September 30, 2002, average total investment volumes for the nine months ended September 30, 2003 increased by $41.7 million or 36.7%, while the average yields on average investments decreased by 150 basis points. For the nine months ended September 30, 2003 compared to the same period in 2002, the yield on total average earning assets decreased by 40 basis points to 7.05%.

          Interest expense for the three months ended September 30, 2003 and 2002 was $2.6 million. Interest expense was maintained as the result of higher average interest bearing deposit volumes coupled with lower interest rates paid on those deposits. As compared to the three month period ended September 30, 2002, average interest bearing deposit volumes increased by $25.2 million or 6.7% while the average rates paid on interest bearing deposits decreased by 27 basis points to 1.82%.

          For the nine months ended September 30, 2003, interest expense increased by $400,000 or 5.3% to $8.0 million compared with $7.6 million for the same period in 2002. The increased interest expense was mainly the result of higher interest bearing deposit volumes coupled with lower interest rates paid on those deposits. As compared to the nine months ended September 30, 2002, average interest bearing deposit volumes increased by $54.3 million or 16.5% while the average rates paid on deposits decreased by 41 basis points or 2.0%.

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

	For the three months ended September 30,

	2003			2002

	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate (1)	Balance	Paid	Rate (1)

	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$384,748	$7,966	8.21%	$354,191	$7,004	7.84%
Taxable securities	168,502	1,513	3.56	99,653	1,248	4.97
Tax-exempt securities	11,237	126	4.45	14,540	161	4.39
Federal funds sold and other temporary investments	3,581	17	1.88	3,467	39	4.46

Total interest earning assets	568,068	9,622	6.72	471,851	8,452	7.11
Less allowance for loan losses	3,663			3,041

Total interest-earning assets, net of allowance for loan losses	564,405			468,810
Noninterest-earning assets	66,993			70,949

Total assets	$631,398			$539,759

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$126,239	$297	0.93%	$113,109	$361	1.27%
Savings and money market accounts	83,262	219	1.04	69,733	217	1.23
Time deposits	193,781	1,338	2.74	195,280	1,410	2.86
Federal funds purchased	7,574	30	1.57	9,368	118	5.00
Company obligated mandatorily redeemable capital securities of subsidiary trust	7,000	185	10.49	7,000	194	10.99
Subordinated notes and debentures	—	—	—	2,442	77	12.51
Other borrowings	74,598	518	2.75	33,140	216	2.59

Total interest-bearing liabilities	492,454	2,587	2.08	430,072	2,593	2.39

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	97,926			70,660
Other liabilities	4,397			5,389

Total liabilities	594,777			506,121
Shareholders’ equity	36,621			33,638

Total liabilities and shareholders’ equity	$631,398			$539,759

Net interest income		$7,035			$5,859

Net interest spread			4.64%			4.72%
Net interest margin			4.91%			4.93%

(1)	Annualized

	For the nine months ended September 30,

	2003			2002

	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate (1)	Balance	Paid	Rate (1)

	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$379,303	$23,730	8.36%	$301,121	$18,718	8.31%
Taxable securities	142,561	4,143	3.89	92,994	3,752	5.39
Tax-exempt securities	12,655	424	4.48	20,572	698	4.54
Federal funds sold and other temporary investments	3,427	70	2.73	2,964	92	4.15

Total interest earning assets	537,946	28,367	7.05	417,651	23,260	7.45
Less allowance for loan losses	3,515			2,580

Total interest-earning assets, net of allowance for loan losses	534,431			415,071
Noninterest-earning assets	68,502			59,280

Total assets	$602,933			$474,351

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$122,656	$957	1.04%	$103,786	$1,231	1.58%
Savings and money market accounts	74,350	619	1.11	60,842	691	1.52
Time deposits	186,925	4,167	2.98	164,985	4,120	3.34
Federal funds purchased	9,675	115	1.59	10,639	287	3.61
Company obligated mandatorily redeemable capital securities of subsidiary trust	7,000	554	10.58	7,000	577	11.02
Subordinated notes and debentures	1,011	87	11.51	814	77	12.65
Other borrowings	64,806	1,542	3.18	25,238	582	3.08

Total interest-bearing liabilities	466,423	8,041	2.30	373,304	7,565	2.71

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	94,948			64,763
Other liabilities	4,403			5,760

Total liabilities	565,774			443,827
Shareholders’ equity	37,159			30,524

Total liabilities and shareholders’ equity	$602,933			$474,351

Net interest income		$20,326			$15,695

Net interest spread			4.75%			4.74%
Net interest margin			5.05%			5.02%

(1)	Annualized

The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to outstanding balances and changes in interest rates for the three and nine month periods ended September 30, 2003 compared with the same periods in 2002. For purposes of these tables, changes attributable to both volume and rate have been allocated proportionately to the change due to volume and rate.

	Three months ended September 30,

	2003 vs. 2002

	Increase (Decrease)
	Due to

	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Total loans	$627	$330	$957
Securities	583	(353)	230
Federal funds sold and other temporary investments	1	(18)	(17)

Total increase (decrease) in interest income	1,211	(41)	1,170
Interest-bearing liabilities:
Interest-bearing demand deposits	31	(95)	(64)
Savings and money market accounts	35	(33)	2
Time deposits	10	(82)	(72)
Federal funds purchased	(7)	(81)	(88)
Company obligated mandatorily redeemable capital securities of subsidiary trust	—	(9)	(9)
Subordinated notes and debentures	(77)	—	(77)
Other borrowings	285	17	302

Total increase (decrease) in interest expense	277	(283)	(6)

Increase in net interest income	$934	$242	$1,176

	Nine months ended September 30,

	2003 vs. 2002

	Increase (Decrease)
	Due to

	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Total loans	$4,902	$110	$5,012
Securities	1,215	(1,098)	117
Federal funds sold and other temporary investments	9	(31)	(22)

Total increase (decrease) in interest income	6,126	(1,019)	5,107
Interest-bearing liabilities:
Interest-bearing demand deposits	147	(421)	(274)
Savings and money market accounts	112	(184)	(72)
Time deposits	490	(443)	47
Federal funds purchased	(11)	(161)	(172)
Company obligated mandatorily redeemable capital securities of subsidiary trust	—	(23)	(23)
Subordinated notes and debentures	10	—	10
Other borrowings	943	17	960

Total increase (decrease) in interest expense	1,691	(1,215)	476

Increase in net interest income	$4,435	$196	$4,631

          Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the three and nine month periods ended September 30, 2003 compared to the same periods in 2002, the provision increased by $300,000 or 60.0% to $800,000, and increased by $750,000 or 55.6% to $2.1 million, respectively. The allowance for loan losses at September 30, 2003 was $3.9 million, compared with $3.3 million at December 31, 2002. During the latter part of

2002 and the first nine months of 2003, management increased its provisions primarily due to growth in the loan portfolio and changes in the Central Texas economy. At September 30, 2003, the ratio of the loan loss allowance to total loans was 1.04% compared with 0.85% at December 31, 2002.

          Noninterest Income. Noninterest income for the three months ended September 30, 2003 and 2002 was $4.1 million and $2.2 million, respectively, an increase of $1.9 million or 86.4%. For the nine months ended September 30, 2003 and 2002, noninterest income was $10.1 million and $7.8 million, respectively, an increase of $2.3 million or 29.5%. The increase in noninterest income for both periods is primarily attributed to an increase in service charges on deposit accounts and a $1.0 million reversal on the impairment allowance for mortgage servicing rights.

          Mortgage servicing fees, net of amortization and impairment reversal, were $1.4 million for the three months ended September 30, 2003. Mortgage servicing fees, net of amortization and impairment charge, were $(263,000) for the same period in 2002. For the nine months ended September 30, 2003, net mortgage servicing fees were $1.6 million compared with $1.1 million for the same period in 2002. The Company recorded a $1.0 million reversal on its mortgage servicing rights impairment allowance during the third quarter of 2003 to reflect an increase in the fair value of the mortgage servicing rights asset. The increase in fair value of capitalized mortgage servicing rights is a result of the rise in the 10-year Treasury rate, which produced higher mortgage rates and caused a decrease in prepayments of mortgages serviced by the Company.

          The following table presents, for the periods indicated, the major categories of noninterest income:

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Service charges on deposit accounts	$1,718	$1,518	$5,016	$3,927
Net servicing fees	1,401	(263)	1,551	1,139
Gain on sale of securities, net	376	397	1,291	949
Other noninterest income	654	546	2,259	1,789

Total noninterest income	$4,149	$2,198	$10,117	$7,804

          Noninterest Expense. For the three months ended September 30, 2003, noninterest expense increased by $1.4 million or 20.6% to $8.2 million, compared to $6.8 million for the same period in 2002. For the nine months ended September 30, 2003, noninterest expense increased by $5.1 million or 29.1% to $22.6 million, compared to $17.5 million for the same period in 2002. The increase in noninterest expense for both periods was mainly due to additional employee compensation and benefits, and increased professional fees, telecommunications and technology costs, and printing and supplies.

          The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Employee compensation and benefits	$4,509	$3,206	$12,314	$9,140
Non-staff expenses:
Occupancy	1,214	1,336	3,479	2,879
Depreciation and amortization	757	902	2,269	1,605
Data processing	291	301	791	746
Professional fees, consultants, and contract labor	242	227	777	572
Advertising	313	352	600	753
Printing and supplies	163	127	449	384
Telecommunications	212	183	469	377
Other noninterest expense	487	143	1,415	999

Total non-staff expenses	3,679	3,571	10,249	8,315

Total noninterest expense	$8,188	$6,777	$22,563	$17,455

          Employee compensation and benefits expense represents 55.1% and 54.6% of total noninterest expense for the three and nine month periods ended September 30, 2003, respectively. Employee compensation and benefits expense for the three months ended September 30, 2003 was $4.5 million, an increase of $1.3 million or 40.6% from $3.2 million for the same period in 2002. For the nine months ended September 30, 2003, employee compensation and benefits expense was $12.3 million, reflecting an increase of $3.2 million or 35.2% from $9.1 million for the same period in 2002. The increases for both periods resulted primarily from the costs associated with the additional staff to meet loan growth, the addition of one de novo banking center in December 2002, the addition of three banking centers as a result of The Bryan-College Station Financial Holding Company acquisition, and the addition of two loan production offices. Total full-time equivalent (FTE) employees at September 30, 2003 and 2002 were 322 and 282, respectively.

          For the three months ended September 30, 2003, non-staff expenses increased by $100,000 or 2.8% compared with the same period in 2002. For the nine months ended September 30, 2003, non-staff expenses increased by $1.9 million or 22.9% compared with the same period in 2002. The increased non-staff expenses for both periods was primarily due to the addition of one de novo banking center and two loan production offices, the upgrade of technology systems, increased printing costs, as well as other operating systems improvements.

Financial Condition

          Loan Portfolio. Total loans, including loans held for sale, decreased by $12.9 million or 33.4%, from $386.3 million at December 31, 2002 to $373.4 million at September 30, 2003. The decrease is primarily due to the sale of $31.5 million in loans held for sale and the $2.0 million decrease in other real estate loans, partially offset by a $13.6 million increase in commercial mortgages and a $5.7 million increase in consumer loans. At September 30, 2003 and December 31, 2002, the ratio of total loans to total deposits was 74.1% and 85.3%, respectively. For the same periods, total loans represented 59.3% and 65.8% of total assets, respectively.

          The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	September 30, 2003		December 31, 2002

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$63,029	16.9%	$62,391	16.2%
Real estate mortgage
1-4 residential	150,011	40.2	149,471	38.7
Commercial	75,587	20.2	62,014	16.0
Held for sale	2,219	0.6	33,674	8.7
Other	16,347	4.4	18,269	4.7
Consumer and other, net	66,245	17.7	60,496	15.7

Total loans	$373,438	100.0%	$386,315	100.0%

Allowance for loan losses	3,896		3,296

Net loans	$369,542		$383,019

          Nonperforming Assets. Nonperforming assets at September 30, 2003 and December 31, 2002 were $1.8 million and $2.0 million, respectively.

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

          The following table presents information regarding nonperforming assets at the dates indicated:

	September 30, 2003	December 31, 2002

	(Dollars in thousands)
Nonaccrual loans	$95	$709
Accruing loans 90 days or more past due	1,278	960
Other real estate	449	356

Total nonperforming assets	$1,822	$2,025

Nonperforming assets to total assets	0.29%	0.34%
Nonperforming assets to total loans and other real estate	0.49%	0.52%

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

          For the nine months ended September 30, 2003, net loan charge-offs were $1.5 million or 0.40% of average loans outstanding compared with $1.1 million or 0.34% for the year ended December 31, 2002. At September 30, 2003 and December 31, 2002, the allowance for loan losses aggregated $3.9 million and $3.3 million, or 1.04% and 0.85% of total loans, respectively. At September 30, 2003, the allowance for loan losses as a percentage of nonperforming loans was 283.8% compared with 197.5% at December 31, 2002.

          The following table presents for the periods indicated an analysis of the allowance for loan losses and other related data:

	Nine Months Ended	Year Ended
	September 30, 2003	December 31, 2002

	(Dollars in thousands)
Average total loans outstanding	$379,303	$319,151

Total loans outstanding at end of period	$373,438	$386,315

Allowance for loan losses at beginning of period	3,296	1,754
Provision for loan losses	2,100	1,900
Balance acquired in the Bryan-College Station acquisition	—	740
Charge-offs:
Commercial and industrial	(465)	(401)
Real estate	(268)	(117)
Consumer	(1,498)	(1,528)
Other	—	(6)

Total charge-offs	(2,231)	(2,052)

Recoveries:
Commercial and industrial	80	261
Real estate	71	36
Consumer	569	603
Other	11	54

Total recoveries	731	954

Net loan charge-offs	(1,500)	(1,098)

Allowance for loan losses at end of period	$3,896	$3,296

Ratio of allowance to end of period total loans	1.04%	0.85%
Ratio of net loan charge-offs to average total loans	0.40%	0.34%
Ratio of allowance to end of period nonperforming loans	283.76%	197.48%

          Securities. At September 30, 2003, the securities portfolio totaled $190.6 million, reflecting an increase of $58.5 million or 44.3% from $132.1 million at December 31, 2002. During the nine months ended September 30, 2003, the Company purchased $175.7 million in investment securities. Included in this amount were $99.4 million in mortgage loans originated by the Company that were sold to Fannie Mae in various mortgage pools and reacquired by the Company as investment securities. Additionally, the Company sold $83.4 million of securities in an effort to reposition the portfolio for current economic conditions and to provide funding for loan growth. The Company also received $30.0 million in maturities and paydowns on investment securities.

          Deposits. At September 30, 2003, total deposits were $503.7 million, an increase of $50.8 million or 11.2% from $452.9 million at December 31, 2002. Noninterest-bearing deposits at September 30, 2003 increased by $15.3 million or 18.6% to $97.6 million from $82.3 million at December 31, 2002. Interest-bearing deposits at September 30, 2003 increased by $35.5 million or 9.6% to $406.1 million from $370.6 million at December 31, 2002. The Company’s ratios of noninterest-bearing demand deposits to total deposits for September 30, 2003 and December 31, 2002 were 19.4% and 18.2%, respectively.

          Borrowings. Borrowings consist of short-term and long-term advances from the Federal Home Loan Bank (FHLB) and advances on the revolving operating credit line with a bank. Borrowings increased $14.9 million to $77.8 million at September 30, 2003 from $62.9 million at December 31, 2002. The maturity dates for the FHLB borrowings range from the years 2003 to 2013 and have interest rates from 1.17% to 5.91%.

          Federal funds purchased decreased $19.6 million to $48,000 at September 30, 2003 from $19.7 million at December 31, 2002. Additionally, the Company had three unused, unsecured federal funds lines of credit with correspondent banks totaling $29.9 million at September 30, 2003 and $10.3 million at December 31, 2002.

          As of September 30, 2003, the Company’s subsidiary trust had $7.0 million outstanding in trust preferred securities.

          In connection with the acquisition of Bryan-College Station, the Company assumed $3.6 million in subordinated debentures. The debentures carried an interest rate of 11.5% and were redeemed on March 31, 2003.

          At September 30, 2003, the Company had $6.3 million borrowed on its $10.0 million revolving operating credit line with a bank. The funds were used to redeem the outstanding shares of Series A preferred stock issued by Bryan-College Station, costs associated with becoming a reporting company listed on the Nasdaq Stock Market, a capital injection into State Bank, and the redemption of the subordinated debentures.

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

          Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. At September 30, 2003, the Company had cash and cash equivalents of $15.0 million, down from $20.6 million at December 31, 2002. The decrease is mainly attributed to the decrease in federal funds purchased, partially offset by the increase in borrowings.

          The Company views time deposits as a stable means of supporting loan growth. The Company believes, based on its historical experience, that its large time deposits have core-type characteristics. The Company anticipates that this source of funding will continue to sustain a portion of the Company’s asset growth in the future.

          Capital Resources. Shareholders’ equity increased from $35.4 million at December 31, 2002 to $36.4 million at September 30, 2003, an increase of $1.0 million or 2.8%. The increase was primarily due to a net addition to undivided profits of $4.1 million as a result of net income for the period, partially offset by the $2.5 million deterioration in unrealized security gains and losses and cash dividends paid of $800,000.

          The following table provides a comparison of the Company’s and the State Bank’s leverage and risk-weighted capital ratios as of September 30, 2003 to the minimum and well-capitalized regulatory standards.

			To be Well
	Minimum		Capitalized Under
	Required for		Prompt Corrective	Actual Ratio at
	Capital Purposes		Action Provisions	September 30, 2003

The Company
Leverage ratio	4.00	%(1)	N/A	5.47%
Tier 1 risk-based capital ratio	4.00%		N/A	8.09%
Risk-based capital ratio	8.00%		N/A	9.01%
The Bank
Leverage ratio	4.00	%(2)	5.00%	6.16%
Tier 1 risk-based capital ratio	4.00%		6.00%	9.15%
Risk-based capital ratio	8.00%		10.00%	10.08%

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          There have been no material changes in the market risk information disclosed in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2002, and in particular, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity and Market Risk.”

Item 4. Controls and Procedures.

          Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

          Changes in internal controls over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6B. Reports on Form 8-K

          The Company filed a Current Report on Form 8-K under Item 7 and Item 9 on July 30, 2003 to announce the release of its earnings for the second quarter of 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ L. Don Stricklin

Date: November 12, 2003		L. Don Stricklin
President and Chief Executive Officer
(principal executive officer)

Date: November 12, 2003	By:	/s/ Thomas N. Adams

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