Form 10-K
period 2003-12-31
TEXAS UNITED BANCSHARES INC
filed 2004-03-26
CIK 1169238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-49928

Texas United Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Texas	75-2768656
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

202 W. Colorado

La Grange, Texas 78945
(Address of principal executive offices including zip code)

(979) 968-8451

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share
(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      As of March 15, 2004, the number of outstanding shares of Common Stock, par value $1.00 per share, was 4,004,221. The aggregate market value of the shares of Common Stock held by non-affiliates based on the closing price of the Common Stock on the Nasdaq National Market on June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, of $21.48 per share, was approximately $50.1 million.

Item 1.	Business

General

      Texas United Bancshares, Inc. (“Texas United”) is a bank holding company formed in June 1998 as a result of the merger of South Central Texas Bancshares, Inc. with and into Premier Bancshares, Inc. At the effective date of the merger, the resulting company changed its name to Texas United Bancshares, Inc. and was the parent to three separately chartered state banking institutions: State Bank, La Grange, Texas; Central Texas Bank, Flatonia, Texas; and Central Texas Bank, Gonzales, Texas. In December 1999, Central Texas Bank of Gonzales was merged into Central Texas Bank of Flatonia and in December 2001, Central Texas Bank of Flatonia was merged into State Bank of La Grange. Texas United derives substantially all of its income from State Bank which has eighteen full service banking locations serving eleven counties within central and south central Texas.

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

      In July 1999, Texas United acquired First State Bank, Dime Box, Texas and in December 1999, Texas United acquired certain assets and assumed certain liabilities of a branch in Pleasanton, Texas from First National Bank of South Texas. In September 2000, Texas United acquired the investment advisory company of Pamela Krueger and Associates located in Austin, Texas. That company operated as a subsidiary of Texas United under the name Third Coast Wealth Advisors and was sold in October 2003. In October 2000, Texas United acquired certain assets and assumed certain liabilities of two branches in Hempstead and Waller from Texas Guaranty Bank in Houston.

      In July 2002, Texas United acquired The Bryan-College Station Holding Company and its wholly owned subsidiary, First Federal Savings Bank (“First Federal”) located in Bryan, Texas. The three locations of First Federal became branches of State Bank.

      In addition to these acquisitions, Texas United has opened six de novo banking centers between May 1999 and December 2002 in Schulenburg, Tomball, Cedar Park, Austin, Lexington, and Liberty Hill, Texas.

      On October 15, 2003, Texas United effected a three-for-two stock split in the form of a 50% stock dividend payable to shareholders of record on October 1, 2003. Texas United issued approximately 1.3 million shares in connection with the stock split. All share and per share information contained in this document has been restated to reflect this stock split.

Recent Developments

      On February 5, 2004, State Bank acquired 100% of Community Home Loan, Inc. (“CHL”) and operates CHL as a subsidiary of State Bank. CHL is a mortgage bank domiciled in Houston, Texas. Based upon financial information as of December 31, 2003, State Bank acquired $11.1 million in assets and assumed $10.1 million in liabilities. Initial consideration paid was $300,000 in cash and $200,000 in Texas United common stock. Additional consideration will be paid annually through 2007 based upon the achievement of performance objectives. If all objectives are obtained, State Bank would pay an aggregate of an additional $1.3 million.

Lines of Business

      Texas United offers a variety of traditional loan and deposit products to its customers that consist primarily of consumers and small to medium-sized businesses. Texas United tailors its products to the needs of customers within a specific market area. At December 31, 2003, Texas United maintained approximately 52,600 separate deposit accounts and 30,600 separate loan accounts and approximately 19.2% of Texas United’s total deposits were non-interest bearing demand deposits. For the period ended December 31, 2003, Texas United’s average cost of funds was 1.85%.

      Texas United has been an active mortgage lender, with 1-4 family residential (including loans held for sale) and commercial mortgage loans comprising 67.4% of the Texas United’s total loans outstanding as of December 31, 2003. For consumer customers, Texas United offers loans for automobiles and other consumer durables, home equity loans, debit and credit cards, personal computer banking, and other cash flow management services and telebanking. By offering certificates of deposit, NOW accounts, savings and money market accounts, and overdraft protection at competitive rates, the Company gives its depositors a full range of traditional deposit products. Texas United successfully introduced Platinum Reward Checking, which for a monthly fee provides consumers with a package of benefits including free personalized checks and overdraft protection. In addition, Texas United facilitates sales of brokerage, mutual funds, annuities, and other insurance products through third party vendors. The deposits of State Bank are insured by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (“FDIC”).

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

Employees

      As of December 31, 2003, Texas United and State Bank had 313 full-time equivalent employees, 103 of whom were officers of State Bank. Texas United provides medical and hospitalization insurance to its full-time employees. Texas United considers its relations with its employees to be good. Neither Texas United nor State Bank is a party to any collective bargaining agreement.

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

      Under the Gramm-Leach-Bliley Act, a bank holding company may become a financial holding company by filing a declaration with the Federal Reserve Board if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 (CRA).

      While the Federal Reserve Board serves as the “umbrella” regulator for financial holding companies and has the power to examine banking organizations engaged in new activities, regulation and supervision of activities which are financial in nature or determined to be incidental to such financial activities will be handled along functional lines. Accordingly, activities of subsidiaries of a financial holding company are regulated by the agency or authorities with the most experience regulating that activity as it is conducted in a financial holding company.

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

      Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2003, Texas United’s ratio of Tier 1 capital to total risk-weighted assets was 9.54% and its ratio of total capital to total risk-weighted assets was 10.47%.

      In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are be required to maintain a leverage ratio of 4.0%. As of December 31, 2003, Texas United’s leverage ratio was 6.46%.

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

      Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

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

State Bank

      State Bank is a Texas-chartered banking association, the deposits of which are insured by the Bank Insurance Fund (“BIF”). State Bank is not a member of the Federal Reserve System; therefore, State Bank is subject to supervision and regulation by the FDIC and the Texas Banking Department. Such supervision and regulation subject State Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the Texas Banking Department. Because the Federal Reserve Board regulates the bank holding company parent of State Bank, the Federal Reserve Board also has supervisory authority which directly affects State Bank.

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

      Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between State Bank and its affiliates be on terms substantially the same, or at least as favorable to State Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The Federal Reserve has also issued Regulation W which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions.

      The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

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

      The FDIC’s risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for State Bank as for Texas United. As of December 31, 2003, State Bank’s ratio of Tier 1 capital to total risk-weighted assets was 9.72% and its ratio of total capital to total risk-weighted assets was 10.65%.

      The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The Texas Banking Department has issued a policy that generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 6.0%. As of December 31, 2003, State Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 6.56%.

      Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “under capitalized,” “significantly under capitalized” and “critically under capitalized.” A “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is “under capitalized” if it fails to meet any one of the ratios required to be adequately capitalized. State Bank is classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations.

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

      Deposit Insurance Assessments. State Bank must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The current range of BIF assessments is between 0% and 0.17% of deposits.

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

      In addition to BIF assessments, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by the Financing Corporation (FICO) to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. With regard to the assessment for the FICO obligation, for the first quarter 2004, both the BIF and SAIF rates were 0.0154% of deposits.

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

Sarbanes-Oxley Act of 2002

      In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (SOX). Commencing with its 2004 Annual Report on Form 10-K, Texas United will be required to include a report of management on Texas United’s internal control over financial reporting if Texas United meets the accelerated filing requirement as defined in SOX. Otherwise, the filing requirement will begin with Texas United’s 2005 Annual Report on Form 10-K. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate control over financial reporting as of year-end; of the framework used by management to evaluate the effectiveness of Texas United’s internal control over financial reporting; and that Texas United’s independent accounting firm has issued an attestation report on management’s assessment of Texas United’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report.

Instability and Regulatory Structure

      Various legislation, such as the Gramm-Leach-Bliley Act which expanded the powers of banking institutions and bank holding companies, and proposals to overhaul the bank regulatory system and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of Texas United and its banking subsidiaries in substantial and unpredictable ways. Texas United cannot determine the ultimate effect that any potential legislation, if enacted, or implemented regulations with respect thereto, would have, upon the financial condition or results of operations of Texas United or its subsidiaries.

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

      Texas United conducts business at eighteen full service banking locations and three loan production offices (LPOs). Texas United’s headquarters are located at 202 W. Colorado Street, La Grange, Texas. Texas United owns all of the buildings in which its banking centers are located except for the Tomball banking center and the three LPOs. The lease for the Tomball location expires in May 2004, not including the five year renewal option period which is available. Except for the Austin LPO, the lease for the other two LPOs are on an annual basis. The lease for the Austin LPO expires in May 2005. The following table sets forth specific information on each location:

		Deposits at
Location	Address	December 31, 2003

		(Dollars in thousands)
La Grange	202 W. Colorado	$87,712
	La Grange, Texas 78945
Flatonia	205 East South Main	35,803
	Flatonia, Texas 78941
Gonzales	508 St. Louis	37,648
	Gonzales, Texas 78629
Weimar	201 N. Center Street	11,301
	Weimar, Texas 78962

		Deposits at
Location	Address	December 31, 2003

		(Dollars in thousands)
New Braunfels	844 North Loop 37	$25,678
	New Braunfels, Texas 78131
Schulenburg	301 Bucek St.	26,336
	Schulenburg, Texas 78956
Dime Box	Bowes & Highway 141	15,945
	Dime Box, Texas 77853
Tomball	620 W. Main St.	20,696
	Tomball, Texas 77377-0170
Pleasanton	1112 W. Oaklawn Drive	20,731
	Pleasanton, Texas 78064
Hempstead	1250 Austin Street	54,680
	Hempstead, Texas 77445
Waller	31250 FM 2920	39,715
	Waller, Texas 77484
Cedar Park	650 E. Whitestone Blvd.	16,595
	Cedar Park, Texas 78613
Austin	12730 Research Blvd.	11,251
	Austin, Texas 78759
Lexington	8933 N. Hwy 77	6,178
	Lexington, Texas 78747
Bryan Main	2900 Texas Avenue	62,573
	Bryan, Texas 77802
Bryan North	1500 N. Texas Avenue	8,198
	Bryan, Texas 77803
College Station	2202 Longmire	14,813
	College Station, Texas 77840
Liberty Hill	101 Bronco Blvd.	5,778
	Liberty Hill, Texas 78942
Houston LPO	10333 Richmond	—
	Houston, Texas 77042
Temple LPO	1210 West Avenue A	—
	Temple, Texas 76504
Austin LPO	11921 N. Mopac Expressway,	—
	Suite 100
	Austin, Texas 78759

Item 3.	Legal Proceedings

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

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II.

Item 5.	Market of Common Equity and Related Stockholder Matters

      Texas United’s Common Stock began trading on July 31, 2002 and is listed on the Nasdaq National Market System under the symbol “TXUI.” Prior to July 31, 2002, Texas United’s Common Stock was not publicly traded, and there was no active trading market for the Common Stock. As of March 15, 2004, there were 4,004,221 shares issued and outstanding and approximately 1,070 holders of record of the Texas United Common Stock. The number of beneficial owners is unknown to Texas United at this time.

      The high and low closing prices by quarter for the 2003 and 2002 fiscal years (adjusted to give effect to the three-for-two stock split effective October 15, 2003) were as follows:

2003	High	Low

First quarter	$12.61	$11.13
Second quarter	15.20	12.27
Third quarter	17.67	14.17
Fourth quarter	17.44	15.34

2002	High	Low

First quarter	N/A	N/A
Second quarter	N/A	N/A
Third quarter	$15.33	$12.66
Fourth quarter	14.00	12.17

Dividends

      Holders of Common Stock are entitled to receive dividends when, as and if declared by Texas United’s Board of Directors out of funds legally available therefor. While Texas United has declared dividends on its Common Stock since inception in 1998, and paid quarterly dividends aggregating $0.07 per share in 2003 and $0.07 per share in 2002, there is no assurance that Texas United will continue to pay dividends in the future.

      A primary source of cash revenues to Texas United is dividends paid by State Bank with respect to the Bank’s capital stock. There are certain restrictions on the payment of such dividends imposed by federal and state banking laws, regulations and authorities. Under federal law, the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.” The Bank is also subject to risk-based capital rules that restrict its ability to pay dividends. The risk-based capital rules set a specific schedule for achieving minimum capital levels in relation to risk-weighted assets. Regulatory authorities can impose stricter limitations on the ability of the Bank to pay dividends if they consider the payment to be an unsafe or unsound practice.

      The cash dividends paid per share by quarter for Texas United’s last two fiscal years (adjusted to give effect to the three-for-two stock split effective October 15, 2003) were as follows:

	2003	2002

First quarter	$0.07	$0.07
Second quarter	0.07	0.07
Third quarter	0.07	0.07
Fourth quarter	0.07	0.07

Securities Authorized for Issuance Under Equity Compensation Plans

      The Company currently has stock options outstanding. The following table provides information as of December 31, 2003 (adjusted to give effect to the three-for-two stock split effective October 15, 2003)

regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities to		Equity Compensation
	be Issued upon Exercise	Weighted-Average	Plans (Excluding
	of Outstanding Options,	Exercise Price of	Securities Reflected in
Plan Category	Warrants and Rights	Outstanding Options	Column (a))

Equity compensation plans approved by security holders	236,964 (1)	$7.07	15,331
Equity compensation plans not approved by security holders	50,625 (2)	3.85	—

Total	287,589	$6.51	15,331

(1)	Includes 2,398 shares which may be issued upon exercise of options outstanding assumed by Texas United in connection with the acquisition of The Bryan-College Station Financial Holding Company at a weighted average exercise price of $18.26.

(2)	The shares included under equity compensation plans not approved by shareholders consist of shares issuable upon the exercise of nonqualified stock options granted to the President and Chief Executive Officer of Texas United in 1996 and to an executive officer of State Bank in 1997. The options terminate ten years from the date of grant.

Item 6.	Selected Consolidated Financial Data

      The following table summarizes selected consolidated financial data of Texas United for each fiscal year of the five-year period ended December 31, 2003. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Texas United’s consolidated financial statements and the notes thereto. The consolidated financial statements as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 and the report thereon of Grant Thornton LLP are included elsewhere in this document. You should not assume that the results of operations for past periods indicate results for any future period.

	As of and for the Years Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$36,701	$32,406	$29,894	$25,355	$19,664
Interest expense	10,478	10,373	13,064	11,482	8,314

Net interest income	26,223	22,033	16,830	13,873	11,350
Provision for loan losses	2,900	1,900	925	293	188

Net interest income after provision for loan losses	23,323	20,133	15,905	13,580	11,162
Noninterest income	13,804	11,671	7,865	5,308	3,852
Noninterest expense	29,992	25,888	19,761	15,450	11,198

Income before taxes	7,135	5,916	4,009	3,438	3,816
Provision for income taxes	1,894	1,638	785	401	642

Net income	$5,241	$4,278	$3,224	$3,037	$3,174

	As of and for the Years Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands, except per share data)
Common Share Data(1):
Basic earnings per share	$1.31	$1.12	$0.86	$0.83	$0.88
Diluted earnings per share	1.26	1.07	0.83	0.79	0.85
Book value per share	9.49	8.94	7.35	6.62	5.54
Tangible book value per share(2)	7.13	6.43	5.50	4.66	4.63
Cash dividends declared per share	0.28	0.28	0.24	0.21	0.20
Dividend payout ratio	20.5%	24.0%	27.9%	25.6%	22.7%
Weighted average shares outstanding (basic) (in thousands)	3,984	3,826	3,742	3,652	3,606
Weighted average shares outstanding (diluted) (in thousands)	4,151	3,998	3,894	3,813	3,714
Shares outstanding at end of period (in thousands)	4,002	3,960	3,724	3,717	3,583
Balance Sheet Data (at period end):
Total assets	$637,684	$587,272	$453,839	$379,772	$313,109
Securities	184,547	132,140	109,877	75,831	91,869
Loans (including loans held for sale)	384,331	386,315	274,945	239,641	173,797
Allowance for loan losses	3,893	3,296	1,754	1,590	1,737
Total deposits	501,136	452,919	375,688	336,308	259,969
Borrowings	71,875	62,945	39,232	9,127	27,364
Total shareholders’ equity	37,987	35,418	27,372	24,604	19,846
Selected Financial Ratios and Other Data:
Performance Ratios and Other Data:
Return on average assets	0.86%	0.86%	0.77%	0.90%	1.14%
Return on average equity	14.12	13.53	12.07	14.18	15.61
Net interest margin(3)	4.83	5.04	4.68	4.70	4.56
Efficiency ratio(4)	73.10	74.99	72.70	73.40	70.50
Asset Quality Ratios(5):
Nonperforming assets to total loans and other real estate	0.59%	0.52%	0.20%	0.50%	0.74%
Net loan charge-offs to average loans	0.35	0.34	0.29	0.22	0.16
Allowance for loan losses to total loans	1.01	0.85	0.64	0.66	1.00
Allowance for loan losses to nonperforming loans(6)	195.82	197.48	334.73	156.80	181.50
Capital Ratios(7):
Leverage ratio	6.46%	5.49%	6.49%	6.82%	6.07%
Average shareholders’ equity to average total assets	6.07	6.35	6.42	6.33	7.33
Tier 1 risk-based capital ratio	9.54	7.97	10.16	10.19	9.85
Total risk-based capital ratio	10.47	8.83	10.80	10.84	10.78

(1)	Adjusted for a five-for-one stock split effective January 15, 2000 and a three-for-two stock split effective October 15, 2003.

(2)	Calculated by dividing total assets, less total liabilities, goodwill and deposit premiums, by shares outstanding at end of period.

(3)	Calculated on a tax-equivalent basis using a 34% federal income tax rate.

(4)	Calculated by dividing total noninterest expense, excluding securities losses and credit loss provisions, by net interest income plus noninterest income. Taxes are not part of this calculation.

(5)	At period end, except for net loan charge-offs to average loans, which is for periods ended at such dates.

(6)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and restructured loans.

(7)	At period end, except for average shareholders’ equity to average total assets, which is for periods ended at such dates.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-looking Statements

      Certain of the matters in this document and in documents incorporated by reference herein, including under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information about possible or assumed future results of Texas United’s operations or performance. The use of any of the words “believe,” “expect”, “anticipate”, “estimate”, “continue”, “intend”, “may”, “will”, “should”, or similar expressions, identifies these forward-looking statements. Texas United cautions you that a number of important events could cause actual results to differ materially from those currently anticipated in any forward-looking statement. These possible events or factors include, without limitation:

•	deposit attrition, operating costs, customer loss and business disruption are greater than we expect;

•	competitive factors including product and pricing pressures among financial services organizations may increase;

•	any future acquisitions are more difficult to integrate than expected;

•	changes in the interest rate environment reduce our interest margins;

•	changes in market rates and prices may adversely impact securities, loans, deposits, mortgage servicing rights, and other financial instruments;

•	general business and economic conditions in the markets Texas United serves change or are less favorable than it expects;

•	legislative or regulatory changes adversely affect Texas United’s business;

•	personal or commercial bankruptcies increase;

•	changes in accounting principles, policies or guidelines;

•	changes occur in the securities markets; and

•	technology-related changes are harder to make or more expensive than Texas United anticipates.

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

     For the Years Ended December 31, 2003, 2002 and 2001

Overview

      Texas United generates the majority of its revenue from interest on loans, service charges on customer accounts and income from investment securities. The revenues are offset by interest expense paid on deposits and other borrowings and non-interest expense such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those assets. Net interest income is Texas United’s largest source of revenue, representing 71.5% of total revenue during 2003. The level of interest rates and the volume and mix of earning assets and interest bearing liabilities impact net interest income and margin. The low rate environment has slightly impacted Texas United’s net interest margin, however, Texas United has recognized net interest income due an increase in the volume of earning assets. The net interest margins were 4.83%, 5.04%, and 4.68% for the years ended December 31, 2003, 2002 and 2001, respectively.

      Two principal components of Texas United’s growth strategy are internal growth and strategic merger transactions. Texas United did not have an acquisition or open any additional banking centers during 2003. Texas United acquired The Bryan-College Station Holding Company, Bryan, Texas, in 2002 and Community Home Loan, Inc., a mortgage company domiciled in Houston, Texas, in February 2004. Texas United intends to seek additional expansion opportunities. Texas United has opened six de novo banking centers between May 1999 and December 2002.

      Net income was $5.2 million, $4.3 million, and $3.2 million and diluted earnings per common share was $1.26, $1.07, and $0.83 for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in net income was primarily the result of increased volumes in earning assets and non-interest income. The Company posted returns on average assets of 0.86%, 0.86%, and 0.77% and returns on average equity of 14.12%, 13.53%, and 12.07% for the years ended December 31, 2003, 2002 and 2001, respectively.

      Total assets, deposits and shareholders’ equity increased in each comparison period. Total loans at December 31, 2003 decreased $2.0 million from their level at December 31, 2002, primarily due to a decrease in loans held for sale. Total assets at December 31, 2003, 2002 and 2001 were $637.7 million, $587.3 million, and $453.8 million, respectively. Total loans at December 31, 2003, 2002 and 2001 were $384.3 million, $386.3 million, and $274.9 million, respectively. Total deposits at December 31, 2003, 2002 and 2001 were $501.1 million, $452.9 million, and $375.7 million, respectively. Shareholders’ equity at December 31, 2003, 2002 and 2001 was $38.0 million, $35.4 million, and $27.4 million, respectively.

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

      Allowance for Loan Losses — The allowance for loan losses is a valuation allowance for probable losses incurred on loans. Loans are charged to the allowance when the loss actually occurs or when a determination is made that a probable loss has occurred. Recoveries are credited to the allowance at the time of recovery. Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is adequate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined to be adequate to absorb losses. Management’s judgment as to the level of probable losses on existing loans involves the consideration of current economic conditions and their estimated effects on specific borrowers; an evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond Texas United’s control. Please refer to the subsequent discussion of “Allowance for Loan Losses” below as well as

Note A to the consolidated financial statements in this annual report on Form 10-K for additional insight into management’s approach and methodology in estimating the allowance for loan losses.

      Mortgage Servicing Rights Assets — Mortgage servicing rights assets are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, loan loss experience, and costs to service, as well as discount rates that consider the risk involved. Because the values of these assets are sensitive to changes in assumptions, the valuation of mortgage servicing rights is considered a critical accounting estimate. Please refer to Note A to the consolidated financial statements in this annual report on Form 10-K for additional insight into management’s approach in estimating transfers and servicing of financial assets.

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

      2003 versus 2002. Net interest income increased from $22.0 million in 2002 to $26.2 million in 2003, a $4.2 million or 19.1% increase. The net interest margin was 4.83% and 5.04% and the net interest spread was 4.57% and 4.72% for 2003 and 2002, respectively. Due to a lower interest rate environment in 2003, cost of funds decreased by 51 basis points on higher volume of deposits and other borrowings. The yield on average earning assets decreased by 66 basis points on higher volumes of both loans and investment securities.

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

      The following table sets forth for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities and the net interest margin on average total interest-earning assets for the same periods. All average balances are daily average balances and nonaccruing loans have been included in the table as loans carrying a zero yield.

	Year Ended December 31,

	2003			2002			2001

	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate

	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$376,988	$30,295	8.04%	$319,452	$26,569	8.32%	$264,129	$24,486	9.27%
Taxable securities	153,624	5,866	3.82	95,629	5,027	5.26	60,428	3,895	6.45
Non-taxable securities	11,891	532	4.47	18,903	759	4.02	27,441	1,154	4.21
Federal funds sold	734	8	1.09	2,974	51	1.71	7,847	359	4.57

Total interest-earning assets	543,237	36,701	6.76	436,958	32,406	7.42	359,845	29,894	8.31
Less allowance for loan losses	3,631			2,759			1,697

Total interest-earning assets, net of allowance	539,606			434,199			358,148
Non-earning assets	72,039			63,339			57,997

Total assets	$611,645			$497,538			$416,145

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$125,622	$1,313	1.05%	$105,237	$1,564	1.49%	$82,422	$1,943	2.36%
Savings and money market accounts	79,216	855	1.08	61,788	909	1.47	51,753	1,348	2.60
Time deposits	190,175	5,318	2.80	167,293	5,584	3.34	155,418	8,192	5.27
Federal funds purchased and other borrowings	75,884	2,246	2.96	43,513	1,574	3.62	19,342	789	4.08
Junior subordinated deferrable interest debentures	7,164	746	10.41	7,000	742	10.60	7,000	792	11.31

Total interest-bearing liabilities	478,061	10,478	2.19	384,831	10,373	2.70	315,935	13,064	4.14

Noninterest-bearing liabilities:
Demand deposits	89,695			75,322			67,611
Other liabilities	6,777			5,775			5,887

Total liabilities	574,533			465,928			389,433
Shareholders’ equity	37,112			31,610			26,712

Total liabilities and shareholders’ equity	$611,645			$497,538			$416,145

Net interest income		$26,223			$22,033			$16,830

Net interest spread			4.57%			4.72%			4.17%
Net interest margin			4.83%			5.04%			4.68%

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

	Years Ended December 31,

	2003 vs. 2002			2002 vs. 2001

	Increase (Decrease)			Increase (Decrease)
	Due To			Due To

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Loans	$4,626	$(900)	$3,726	$4,602	$(2,519)	$2,083
Securities	1,988	(1,376)	612	1,203	(466)	737
Federal funds sold	7	(50)	(43)	(83)	(225)	(308)

Total increase (decrease) in interest income	6,621	(2,326)	4,295	5,722	(3,210)	2,512
Interest-bearing liabilities:
Interest-bearing demand deposits	214	(465)	(251)	340	(719)	(379)
Savings and money market accounts	188	(242)	(54)	148	(587)	(439)
Time deposits	641	(907)	(266)	397	(3,005)	(2,608)
Junior subordinated deferrable interest debentures	17	(13)	4	—	(50)	(50)
Federal funds purchased and other borrowings	958	(286)	672	875	(90)	785

Total increase (decrease) in interest expense	2,018	(1,913)	105	1,760	(4,451)	(2,691)

Increase (decrease) in net interest income	$4,603	$(413)	$4,190	$3,962	$1,241	$5,203

Provision for Loan Losses

      Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management of Texas United based on such factors as historical experience, the volume and type of lending conducted by Texas United, the amount of nonperforming assets, regulatory policies, generally accepted accounting principles, general economic conditions and other factors related to the collectibility of loans in Texas United’s portfolio.

      For the years ended December 31, 2003, 2002 and 2001, Texas United recorded provisions for loan losses of $2.9 million, $1.9 million, and $925,000, respectively. Texas United increased its provisions made in 2003 by $1.0 million primarily due to growth in the loan portfolio, changes in the Central Texas economy and the increase of $1.2 million in net loan charge-offs in 2003 compared with 2002. Texas United increased its provisions made in 2002 primarily due to growth in the loan portfolio, changes in the Central Texas economy and the increase of $337,000 in net loan charge-offs in 2002 compared with 2001.

Noninterest Income

      Texas United’s primary sources of recurring noninterest income are service charges and fee income on deposit accounts and mortgage servicing income. Texas United also has nonrecurring sources of income derived from net gains on the sale of securities. Noninterest income for the year ended December 31, 2003 was $13.8 million, an increase of $2.1 million or 17.9% from $11.7 million in 2002. The increase was primarily due to an increase in fees resulting from a larger deposit base over which fees were collected, partially offset by a decrease in mortgage servicing income and a decrease in net gains on the sale of securities. For the year ended December 31, 2003, mortgage servicing revenue was $2.2 million, a decrease of $200,000 or 8.3% from $2.4 million in 2002. Texas United added approximately $108.8 million in the servicing portfolio as a result of selling mortgage loans where servicing is retained. Although Texas United increased its mortgage servicing portfolio during 2003, mortgage serving revenue was down from 2002 due to a lower rate environment. Net gains on the sale of securities for the year ended December 31, 2003 was $1.2 million, a decrease of $300,000 or 20.0% from $1.5 million in 2002. The net gains on the sale of securities are primarily due to the repositioning of the investment portfolio to shorten the duration and take advantage of holding gains.

      Noninterest income was $11.7 million for the year ended December 31, 2002 compared with $7.9 million for the year ended December 31, 2001, an increase of $3.8 million or 48.1%, which also resulted from a larger deposit base and net gain on the sale of securities. For the year ended December 31, 2002, mortgage servicing income was $2.4 million, an increase of $1.4 million or 140.0% from $1.0 million in 2001. Texas United added approximately $54.2 million in the servicing portfolio through the sale of mortgage loans where servicing is retained.

      The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Service charges on deposit accounts	$6,753	$5,826	$4,555
Mortgage servicing revenue	2,247	2,359	1,002
Net gain on sale of securities	1,244	1,457	340
Net gain on sale of loans	1,148	142	242
Other noninterest income	2,412	1,887	1,726

Total noninterest income	$13,804	$11,671	$7,865

Noninterest Expense

      For the years ended December 31, 2003, 2002 and 2001, noninterest expense totaled $30.0 million, $25.9 million, and $19.8 million, respectively. The 15.8% increase in 2003 was primarily the result of start-up costs associated with new lending programs, the loss associated with the sale of Third Coast and the full year effect of employee compensation and benefits and non-staff expenses from the Bryan-College Station acquisition. In addition, based upon an independent valuation of the mortgage servicing rights, a net relief on impairment of $183,000 was recorded in 2003 and included in mortgage servicing expense. Texas United had a $263,000 impairment allowance recorded against its mortgage servicing rights at December 31, 2003. The impairment of mortgage servicing rights is due to the decline in mortgage interest rates to historically low levels which resulted in an increase in prepayments of mortgages which are serviced by Texas United and which led to increased loan refinancing and new loan activity.

      The 30.8% increase in noninterest expense in 2002 was primarily the result of the start-up costs associated with new lending programs, the opening of the Trust department, conversion costs and enhancements to the data processing system, an impairment charge to mortgage serving rights, increased marketing costs, and merger related expenses related to the Bryan-College Station acquisition. Texas United’s efficiency ratios, calculated by dividing total noninterest expenses (excluding securities losses) by net interest income plus noninterest income, were 73.10% in 2003, 74.99% in 2002 and 72.70% in 2001.

      The following table presents, for the periods indicated, the major categories of noninterest expense:

	2003	2002	2001

	(Dollars in thousands)
Employee compensation and benefits	$16,689	$12,602	$9,877
Non-staff expenses:
Net occupancy expense	1,868	1,744	1,063
Depreciation and amortization	2,295	1,621	1,330
Legal and professional fees	544	330	393
Data processing	1,045	1,041	377
Goodwill amortization	—	—	508
Advertising	610	1,159	500
Mortgage servicing expense	620	831	120
Other	6,321	6,560	5,593

Total non-staff expenses	13,303	13,286	9,884

Total noninterest expenses	$29,992	$25,888	$19,761

      Employee compensation and benefits expense for the year ended December 31, 2003 was $16.7 million, an increase of $4.1 million or 32.5% over the $12.6 million for 2002. The increase was primarily due to the staffing of new business lines, the addition of commercial and mortgage lenders, and the full year effect of the acquisition of Bryan-College Station and opening the Liberty Hill banking center in December 2002. Employee compensation and benefits expense for the year ended December 31, 2002 was $12.6 million, an increase of $2.7 million or 27.3% over the $9.9 million for 2001. The increase was due primarily to the opening of banking centers in Austin and Lexington, Texas and the full year effect from the banking centers that were acquired or opened during 2001. The number of full-time equivalent employees was 313 at December 31, 2003 compared with 315 at December 31, 2002, a decrease of 0.06%. The number of full time equivalent employees was 233 at December 31, 2001.

      Non-staff expenses for the year ended December 31, 2003 and 2002 was $13.3 million. Non-staff expenses for the year ended December 31, 2002 increased $3.4 million or 34.3% over $9.9 million for 2001. The increase was primarily due to acquisitions, opening new banking centers and the Trust department, and increased marketing and data processing costs as discussed above.

      The State of Texas imposes a franchise tax. The franchise tax due is computed based on the greater of net taxable capital or net taxable earned surplus. In each year, Texas United’s franchise tax was paid based upon net taxable capital. Total franchise tax expense, which was included as part of other noninterest expense, was $31,000 in 2003, $27,800 in 2002, and $42,000 in 2001.

Income Taxes

      Federal income tax is reported as income tax expense and is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other non-deductible expense. Income tax expense increased approximately $300,000 to $1.9 million for the year ended December 31, 2003 from $1.6 million for 2002. The increase was primarily attributable to increased taxable income derived from service fees and mortgage servicing rights, and decreased tax-exempt income from municipal securities. Income tax expense in 2001 was $785,000. The effective tax rates in 2003, 2002 and 2001 were 26.5%, 27.7%, and 19.6%, respectively. Fluctuations in the effective rate are primarily due to changes in the amount of tax-exempt income.

      Since total assets exceeded $500 million as of December 31, 2002, Texas United was considered a “large” bank for federal income tax purposes. As a result, Texas United was required to change its method for determining the tax allowance for loan losses from the experience method to the direct write-off method. As a result of this change, Texas United was required to recognize income on the current allowance for loan losses for tax purposes. Under the current federal tax law, Texas United will be allowed to recognize the income incrementally over a four-year period. This has no effect on income tax rate or expense.

Impact of Inflation

      The effects of inflation on the local economy and on Texas United’s operating results have been relatively modest for the past several years. Since substantially all of Texas United’s assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. Texas United tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See “Financial Condition — Interest Rate Sensitivity and Market Risk” below.

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

      The provisions of SFAS No. 141 became effective as of July 1, 2001, and Texas United adopted the provisions of SFAS No. 142 as of January 1, 2002.

      As of the date of adoption of SFAS No. 142, Texas United had goodwill of approximately $6.9 million. No impairment was noted at the date of adoption of SFAS No. 142 or at any subsequent annual evaluation date. Amortization expense related to goodwill was $0, $0 and $508,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Financial Condition

Loan Portfolio

      Texas United provides a broad range of commercial, real estate and consumer loan products to small and medium-sized businesses and individuals. Total loans were $384.3 million at December 31, 2003, a decrease of $2.0 million or 0.5% from $386.3 million at December 31, 2002 primarily due to a $29.9 million decrease in loans held for sale. Loans, other than loans held for sale, increased by $27.9 million at December 31, 2003 compared to December 31, 2002. Loan growth occurred primarily in commercial mortgage loans, which increased $53.0 million in 2003 compared with 2002. During 2003, the Company added four new commercial lenders which is attributed to this increase. Loans comprised 70.7% of average earning assets at December 31, 2003 compared with 88.4% at December 31, 2002. The average yield decreased 0.28% to 8.04% at December 31, 2003 compared to 8.32% at December 31, 2002.

      Total loans increased by $111.4 million or approximately 40.5% to $386.3 million at December 31, 2002 from $274.9 million at December 31, 2001. At closing, Texas United acquired $57.8 million in loans in connection with the Bryan-College Station acquisition in 2002. This represents 51.9% of the total loan growth from 2002 compared to 2001. The average yield decreased 0.95% to 8.32% at December 31, 2002 compared to 9.27% at December 31, 2001.

      The following table summarizes the loan portfolio of Texas United by type of loan at the periods indicated:

	December 31,

	2003		2002

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$63,793	16.6%	$62,391	16.2%
Real estate:
1-4 family residential	140,020	36.4	149,471	38.7
Commercial mortgages	115,033	29.9	62,014	16.0
Held for sale	3,810	1.0	33,674	8.7
Other	8,488	2.2	18,269	4.7
Consumer	53,187	13.9	60,496	15.7

Total loans	$384,331	100.0%	$386,315	100.0%

Allowance for loan losses	3,893		3,296

Net loans	$380,438		$383,019

	December 31,

	2001		2000		1999

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and industrial	$53,401	19.4%	$49,955	20.8%	$32,165	18.5%
Real estate:
1-4 family residential	114,663	41.7	78,404	32.7	51,786	29.8
Commercial mortgages	35,886	13.1	31,753	13.3	25,018	14.4
Held for sale	817	0.3	3,669	1.5	3,587	2.1
Other	23,970	8.7	28,642	12.0	18,449	10.6
Consumer	46,208	16.8	47,218	19.7	42,792	24.6

Total loans	$274,945	100.0%	$239,641	100.0%	$173,797	100.0%

Allowance for loan losses	1,754		1,590		1,737

Net loans	$273,191		$238,051		$172,060

      The primary lending focus of Texas United is on 1-4 family residential mortgage loans to individuals and loans to small and medium-sized businesses. Texas United offers business loans, commercial, real estate loans, equipment loans, working capital loans, term loans, revolving lines of credit and letters of credit. Most commercial loans are collateralized and on payment programs. The purpose of a particular loan generally determines its structure. In almost all cases, Texas United requires personal guarantees on commercial loans to help assure repayment.

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

Commercial Mortgage Loans

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

1-4 Family Residential Mortgage

      A significant portion of Texas United’s lending activity has consisted of the origination of 1-4 family residential mortgage loans collateralized by owner-occupied properties located in its market areas. Texas United offers a variety of mortgage loan products which generally are amortized over five to 25 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 90% of the lower of cost or appraised value or have mortgage insurance. Of the 1-4 family mortgage loans originated, Texas United generally retains shorter-term loans with variable rates and sells longer-term fixed-rate loans to Fannie Mae and retains the servicing. As of December 31, 2003, Texas United’s 1-4 family real estate loan portfolio was $140.0 million, with $93.4 million repricing after one year.

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

      The contractual maturity ranges of each of the primary categories of Texas United’s loan portfolio and the amount of such loans with predetermined interest rates and floating interest rates in each maturity range as of December 31, 2003 are summarized in the following table:

	December 31, 2003

		After One
	One Year	Through	After
	Or Less	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial and industrial	$52,897	$10,600	$296	$63,793
Real estate	138,086	94,887	34,378	267,351
Consumer	24,116	28,234	837	53,187

Total	$215,099	$133,721	$35,511	$384,331

Loans with a predetermined interest rate	$59,685	$66,399	$34,846	$160,930
Loans with a floating interest rate	155,414	67,322	665	223,401

Total	$215,099	$133,721	$35,511	$384,331

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

      Nonperforming assets were $2.3 million at December 31, 2003 compared with $2.0 million at December 31, 2002, an increase of $300,000 or 15.0%. The increase was primarily due to the deterioration in the Central Texas economy. Nonperforming assets were $2.0 million at December 31, 2002 compared to $562,000 at December 31, 2001, an increase of $1.4 million or 249.1%. The increase was primarily due to the $739,000 nonperforming assets acquired from Bryan-College Station and deterioration in the Central Texas economy. The ratio of nonperforming assets to total loans and other real estate was 0.59%, 0.52% and 0.20% at December 31, 2003, 2002, and 2001, respectively.

      Texas United generally places a loan on nonaccrual status and ceases to accrue interest when loan payment performance is deemed unsatisfactory. Loans where the interest payments jeopardize the collection of principal are placed on nonaccrual status, unless the loan is both well-secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. While Texas United is sometimes required to revise a loan’s interest rate or repayment terms in a troubled debt restructuring, Texas United had no restructured loans at December 31, 2003, 2002, and 2001. In addition to an internal loan review, Texas United retains TIB Service Company for an annual external review to evaluate the loan portfolio.

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

      Texas United accounts for impaired loans under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. Under SFAS No. 114, as amended, a loan is considered impaired based on current information and events if it is probable that Texas United will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable market price or based on the fair value of the collateral if the loan is collateral-dependent.

      The following table presents information regarding nonperforming assets as of the dates indicated:

	December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Nonaccrual loans	$1,255	$709	$380	$680	$656
Accruing loans past due 90 days or more	733	960	144	334	301
Restructured loans	—	—	—	—	—
Other real estate	273	356	38	188	321

Total nonperforming assets	$2,261	$2,025	$562	$1,202	$1,278

Nonperforming assets to total loans and other real estate	0.59%	0.52%	0.20%	0.50%	0.74%

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

      The loan grades discussed above aid Texas United in monitoring the overall quality of the loan portfolio. Loans categorized as watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. Texas United reviews these loans to assist in assessing the adequacy of the allowance for loan losses. At December 31, 2003, 2002 and 2001, Texas United had $3.9 million, $6.6 million, and $5.1 million of watch list loans, respectively.

      Loans internally classified as “substandard” or in the more severe categories of “doubtful” or “loss” are those loans that at a minimum have clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition which may jeopardize recoverability of the debt. At December 31, 2003, Texas United had $5.1 million in loans classified as substandard, or 1.33% of total loans compared with $4.5 million, or 1.16% of total loans, at December 31, 2002. At December 31, 2001, Texas United had $3.6 million in loans classified as substandard, or 1.31% of total loans. The increase in 2003 is primarily attributed to a slight deterioration in the consumer loan portfolio due to general economic conditions in the Central Texas area. At December 31, 2003, Texas United had no loans classified as doubtful or loss.

      Management actively monitors Texas United’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. The allowance for loan losses as a percentage of nonperforming loans was 195.82% at December 31, 2003.

      At December 31, 2003, the allowance for loan losses was $3.9 million or 1.01% of total loans. For the year ended December 31, 2003, net loan charge-offs totaled $2.3 million or 0.61% of average loans outstanding for the period, compared with $1.1 million in net loan charge-offs or 0.34% of average loans for the year ended December 31, 2002. During 2003, Texas United recorded a provision for loan losses of $2.9 million compared with $1.9 million for 2002. The increase in the provision for 2003 is primarily due to growth in the loan portfolio, changes in the Central Texas economy and the increase of $1.2 million in net loan charge-offs in 2003 compared with 2002. Texas United made a provision for loan losses of $925,000 for 2001. At December 31, 2002, the allowance for loan losses totaled $3.3 million, or 0.85% of total loans. At December 31, 2001, the allowance for loan losses totaled $1.8 million or 0.63% of total loans.

      The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

	December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Average loans outstanding	$376,988	$319,452	$264,129	$204,058	$140,025

Gross loans outstanding at end of period	$384,331	$386,315	$274,945	$239,641	$173,797

Allowance for loan losses at beginning of period	$3,296	$1,754	$1,590	$1,737	$1,278
Provision for loan losses	2,900	1,900	925	293	188
Balance acquired from mergers	—	740	—	—	492
Charge-offs:
Commercial and industrial	(916)	(401)	(389)	(452)	(351)
Real estate	(321)	(117)	(37)	(41)	(59)
Consumer	(2,001)	(1,528)	(881)	(1,145)	(361)
Other	—	(6)	(76)	—	(26)

Total charge-offs	(3,238)	(2,052)	(1,383)	(1,638)	(797)
Recoveries:
Commercial and industrial	153	261	153	364	218
Real estate	82	36	23	173	37
Consumer	683	603	434	622	221
Other	17	54	12	39	100

Total recoveries	935	954	622	1,198	576

Net loan charge-offs	(2,303)	(1,098)	(761)	(440)	(221)
Allowance for loan losses at end of period	$3,893	$3,296	$1,754	$1,590	$1,737

Ratio of allowance to end of period loans	1.01%	0.85%	0.63%	0.66%	0.99%
Ratio of net loan charge-offs to average loans	0.61%	0.34%	0.29%	0.22%	0.16%
Ratio of allowance to end of period nonperforming loans	195.82%	197.48%	334.73%	156.80%	181.50%

      The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

	2003		2002		2001		2000		1999

		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$420	16.6%	$335	16.2%	$212	19.4%	$225	20.8%	$160	18.5%
Real estate:
1-4 family residential	240	36.4	258	38.7	123	41.7	135	32.7	153	29.8
Commercial mortgage	720	29.9	340	16.0	188	13.1	205	13.3	245	14.4
Held for sale	—	1.0	—	8.7	—	0.3	—	1.5	—	2.1
Other	—	2.2	73	4.7	125	8.7	130	12.0	94	10.6
Consumer	426	13.9	715	15.7	476	16.8	375	19.7	434	24.6
Unallocated	2,087	—	1,575	—	630	—	520	—	651	—

Total allowance for loan losses	$3,893	100.0%	$3,296	100.0%	$1,754	100.0%	$1,590	100.0%	$1,737	100.0%

      Management believes that the allowance for loan losses at December 31, 2003 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that Texas United will not sustain losses in future periods, which could be substantial in relation to the size of the allowance for loan losses at December 31, 2003.

Investment Securities

      Texas United uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality. Securities totaled $184.5 million at December 31, 2003, an increase of $52.4 million from $132.1 million at December 31, 2002. The increase was primarily due to additional funds available to invest as a result of an increase in deposits and the sale of mortgage loans. At December 31, 2003, securities represented 29.0% of total assets compared with 22.5% of total assets at December 31, 2002. The yield on average securities for the year ended December 31, 2003 was 3.87% compared with 5.05% for 2002. The decrease in average yield is attributed to a lower interest rate environment. At December 31, 2003, the fair value for investment securities included $47.3 million in U.S. Government securities, $122.4 million in mortgage-backed securities and $10.4 million in municipal securities. The average life of the securities portfolio at December 31, 2003 was approximately four years.

      Securities totaled $132.1 million at December 31, 2002, an increase of $22.2 million from $109.9 million at December 31, 2001. The increase was primarily due to an increase in deposits and the sale of mortgage loans. At December 31, 2002, securities represented 22.5% of total assets compared with 24.2% of total assets at December 31, 2001. The yield on average securities for the year ended December 31, 2002 was 5.05% compared with 5.75% for 2001. The decrease in average yield is attributed to a lower interest rate environment. At December 31, 2002, the fair value of investment securities included $33.8 million in U.S. Government securities, $80.8 million in mortgage-backed securities and $14.3 million in municipal securities. The average life of the securities portfolio at December 31, 2002 was approximately three years.

      The following table summarizes the contractual maturity of investment securities on an amortized cost basis and their weighted average yields as of December 31, 2003:

	December 31, 2003

					After Five Years
			After One Year but		but Within Ten
	Within One Year		Within Five Years		Years		After Ten Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

	(Dollars in thousands)
U.S. Government securities	$—	—%	$41,614	3.03%	$5,778	3.51%	$—	—%	$47,392	3.08%
State and municipal securities	—	—	7,672	6.64	1,986	6.10	—	—	9,658	6.63

Subtotal	—		49,286		7,764		—		57,050
Mortgage-backed securities	22,329	3.97	61,157	3.95	29,295	4.06	10,555	4.58	123,336	4.04
Other	—	—	—	—	—	—	4,519	2.00	4,519	2.00

Total securities	$22,329		$110,443		$37,059		$15,074		$184,905

      The following table summarizes the carrying value and classification of securities as of the dates shown:

	December 31,

	2003	2002	2001

	(Dollars in thousands)
Available-for-sale	$184,547	$132,140	$109,877
Held-to-maturity	—	—	—

Total securities	$184,547	$132,140	$109,877

      The following tables summarize the amortized cost of securities classified as available for sale and their approximate fair values as of the dates shown:

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Costs	Gains	Losses	Fair Value

	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$47,392	$386	$472	$47,306
Mortgage-backed securities	123,336	378	1,350	122,364
State and municipal securities	9,658	700	—	10,358
Other	4,519	—	—	4,519

Total	$184,905	$1,464	$1,822	$184,547

	December 31, 2002				December 31, 2001

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Costs	Gains	Losses	Value	Costs	Gains	Losses	Value

	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$33,027	$726	$—	$33,753	$20,777	$9	$264	$20,522
Mortgage-backed securities	79,886	1,113	154	80,845	60,344	365	546	60,163
State and municipal securities	13,555	758	—	14,313	26,637	254	235	26,656
Other	3,229	—	—	3,229	2,536	—	—	2,536

Total	$129,697	$2,597	$154	$132,140	$110,294	$628	$1,045	$109,877

      Texas United accounts for securities according to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At the date of purchase, Texas United is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders’ equity until realized.

Deposits

      Texas United’s lending and investing activities are funded primarily by deposits. Total deposits at December 31, 2003 were $501.6 million compared to $452.9 million at December 31, 2002, an increase of $48.7 million or 10.8%. The increase is attributed to new municipality customers and internal marketing efforts.

      Texas United offers a variety of deposit accounts having a wide range of interest rates and terms. Texas United’s deposit accounts consist of demand, savings, money market and time accounts. Texas United relies primarily on competitive pricing policies and customer service to attract and retain these deposits. Texas United does not have or accept any brokered deposits.

      At December 31, 2003, demand, money market and savings deposits accounted for approximately 65.3% of total deposits, while certificates of deposit made up 34.7% of total deposits. Noninterest-bearing demand deposits totaled $100.6 million or 20.1% of total deposits at December 31, 2003, compared with $82.3 million or 18.2% of total deposits at December 31, 2002. The average cost of deposits, including noninterest-bearing demand deposits, was 1.54% for the year ended December 31, 2003 compared with 1.97% for 2002 primarily due to the lower interest rate environment during 2003 compared with 2002.

      At December 31, 2002, demand, money market and savings deposits accounted for approximately 58.7% of total deposits, while certificates of deposit made up 41.3% of total deposits. Noninterest-bearing demand deposits totaled $82.3 million or 18.2% of total deposits at December 31, 2002, compared with $72.0 million or 19.2% of total deposits at December 31, 2001. The average cost of deposits, including noninterest-bearing demand deposits, was 1.97% for the year ended December 31, 2002 compared with 3.21% for 2001 primarily due to the lower interest rate environment during 2002 compared with 2001.

      The following table presents for the periods indicated the daily average balances and weighted average rates paid on deposits:

	Years Ended December 31,

	2003		2002		2001

	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Noninterest-bearing demand	$89,695	—%	$75,322	—%	$67,611	—%
Interest-bearing demand	125,622	1.05	105,237	1.49	82,422	2.36
Savings and money market	79,216	1.08	61,788	1.47	51,753	2.60
Time	190,175	2.80	167,293	3.34	155,418	5.27

Total deposits	$484,708	1.54%	$409,640	1.97%	$357,204	3.21%

      The following table sets forth the amount of Texas United’s certificates of deposit that are $100,000 or greater by time remaining until maturity:

December 31, 2003

(Dollars in thousands)
Three months or less	$12,631
Over three months through six months	7,740
Over six months through twelve months	10,067
Over one year	21,581

Total	$52,019

      While a majority of the certificates of deposit in amounts of $100,000 or more will mature during 2004, Texas United expects that a significant portion of these deposits will be renewed. Historically, Texas United’s large time deposits have been stable and management believes that the rates offered on certificates of deposit are comparable with rates offered by competition in its market areas. If a significant portion of the certificates of deposit were not renewed, it would have an adverse effect on the liquidity of Texas United. However, Texas United has other available funding sources, such as purchased funds from correspondent banks and FHLB advances, to mitigate this risk.

Borrowings

      Texas United utilizes borrowings to supplement deposits to fund its lending and investing activities. Borrowings consist of short-term and long-term advances from the Federal Home Loan Bank and a line of credit with a correspondent bank. Federal Funds purchased decreased $12.8 million to $6.9 million at December 31, 2003 compared with $19.7 million at December 31, 2002. Borrowings increased $9.0 million to $71.9 million at December 31, 2003 compared with $62.9 million at December 31, 2002. Long-term borrowings totaled $41.9 million at December 31, 2003 with an average interest rate of 3.70%. Long-term borrowings totaled $62.9 million at December 31, 2002 with an average interest rate of 3.63%. The highest amount outstanding at any time during the year was $62.9 million during 2003 and 2002.

      Texas United had $30.0 million in short-term borrowings from the FHLB at December 31, 2003. The average balance of short-term borrowings for the year was $29.0 million and the highest amount outstanding at any time during the year was $30.0 million. The average interest rate was 1.07%.

      Texas United had no short-term borrowings from the FHLB at December 31, 2002. The average balance for short-term borrowings for the year was $1.7 million and the highest amount outstanding at any time during the year was $25.0 million. The average interest rate was 1.92%.

      Texas United had $30.0 million in short-term borrowings from the FHLB at December 31, 2001, with an average interest rate of 1.97%. The borrowings at December 31, 2001 represent the highest amount outstanding during the year. The average outstanding balance during 2001 was $10.0 million.

      During 2001, Texas United entered into a $1.0 million revolving credit line with a commercial bank. The line of credit was increased to $10.0 million in February 2002. Any borrowings under the line of credit bear interest at the Federal Funds rate plus 2.25%. The line of credit expired and was renewed for one year in February 2004. At December 31, 2003, Texas United had $2.8 million advanced under this line of credit. The highest amount outstanding during the year was $9.3 million. The average balance under the line of credit during 2003 was $5.3 million at an average interest rate 3.25%. At December 31, 2002, Texas United had $5.3 million advanced under the line of credit, which is the highest amount outstanding during the year. The average balance under the line of credit during 2002 was $2.0 million at an average rate of 4.94%.

      In connection with the acquisition of Bryan-College Station, Texas United assumed $3.6 million in subordinated notes and debentures. The debentures required quarterly interest payments of approximately $105,000 at an interest rate of 11.5%. The balance of these debentures was $3.2 million as of December 31, 2002. The debentures matured March 31, 2003.

      In September 2000, Texas United formed a wholly-owned statutory business trust, TXUI Statutory Trust I (“Trust I”), which issued $7.0 million in trust preferred securities and $210,000 in common stock. Trust I invested the proceeds in an equivalent amount of Texas United’s Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debentures I”) bearing an interest rate of 10.60% per annum. The Junior Subordinated Debentures I will mature in 2030, which date may be shortened to a date not earlier than 2010 if certain conditions are met, including prior approval of the Federal Reserve. The Junior Subordinated Debentures I, which are the only assets of Trust I, are subordinate and junior in right of payment to all of Texas United’s present and future senior indebtedness. Texas United has fully and unconditionally guaranteed Trust I’s obligations under the capital securities.

      The semi-annual distributions on the trust preferred securities are paid at the same rate that interest is paid on the Junior Subordinated Debenture I. Distributions to the holders of the trust preferred securities are included in interest expense, within the category entitled borrowings. Under the provisions of the Junior Subordinated Debentures I, Texas United has the right to defer payment of interest on the Junior

Subordinated Debentures I at any time, or from time to time, for periods not exceeding five years. If interest payments on the Junior Subordinated Debentures I are deferred, the distributions on the trust preferred securities will also be deferred.

      In December 2003, Texas United formed a wholly-owned statutory business trust, TXUI Statutory Trust II (“Trust II”), which issued $5.0 million in trust preferred securities and $155,000 in common stock. Trust II invested the proceeds in an equivalent amount of Texas United’s Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debentures II”) bearing an interest rate of 6.45% fixed per annum for five years. Afterward, the Junior Subordinated Debentures II will bear a floating rate based on the three month LIBOR rate plus 2.85%. The Junior Subordinated Debentures II will mature in 2033, which date may be shortened to a date not earlier than 2008 if certain conditions are met, including prior approval of the Federal Reserve. The Junior Subordinated Debentures II, which are the only assets of Trust II, are subordinate and junior in right of payment to all of Texas United’s present and future senior indebtedness. Texas United has fully and unconditionally guaranteed Trust II’s obligations under the trust preferred securities.

      The quarterly distributions on the trust preferred securities are paid at the same rate that interest is paid on the Junior Subordinated Debentures II. Distributions to the holders of the trust preferred securities are included in interest expense, within the category entitled borrowings. Under the provisions of the Junior Subordinated Debentures II, Texas United has the right to defer payment of interest on the Junior Subordinated Debentures II at any time, or from time to time, for periods not exceeding five years. If interest payments on the Junior Subordinated Debentures II are deferred, the distributions on the trust preferred securities will also be deferred.

      In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (Revised December 2003)”, Trust I was deconsolidated in Texas United’s financial statements. The trust preferred securities issued by Trust I and Trust II are currently included in the Tier 1 capital of Texas United for regulatory purposes. However, because Trust I and Trust II are not a part of Texas United’s financial statements, the Federal Reserve Board may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory purposes. In July 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. According to the supervisory letter, the Federal Reserve Board intends to review the regulatory implications of the change in accounting treatment of subsidiary trusts that issue trust preferred securities and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve Board will continue to permit institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes.

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

      Texas United’s asset/liability and funds management policy provides management with the necessary guidelines for effective funds management, and Texas United has established a measurement system for monitoring its net interest rate sensitivity position. Texas United manages its sensitivity position within established guidelines. Based upon the nature of Texas United’s operations, Texas United is not subject to foreign exchange or commodity price risk. Texas United does not own any trading assets.

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

      Texas United manages its exposure to interest rates by structuring its balance sheet in the ordinary course of business. Texas United does not currently enter into instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, or financial futures contracts for the purpose of reducing interest rate risk.

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

      The following table sets forth an interest rate sensitivity analysis for Texas United at December 31, 2003:

	Volumes Subject to Repricing Within

				Greater
		31–180	181–365	than
	0–30 Days	Days	Days	1 Year	Total

	(Dollars in thousands)
Interest-earning assets:
Securities	$6,487	$9,544	$10,818	$158,056	$184,905
Loans	101,263	47,320	57,657	178,091	384,331
Time deposits	—	—	—	—	—
Federal funds sold and other temporary investments	—	—	—	—	—

Total interest-earning assets	$107,750	$56,864	$68,475	$336,147	$569,236
Interest-bearing liabilities:
Demand, money market and savings deposits	$226,937	$—	$—	$—	$226,937
Certificates of deposit and other time deposits	13,907	63,022	41,677	55,525	174,131
Federal fund purchased and FHLB borrowings	38,093	6,065	7,399	24,459	76,016

Total interest-bearing liabilities	$278,937	$69,087	$49,076	$79,984	$477,084
Period GAP	$(171,187)	$(12,223)	$19,399	$256,163	$92,152
Cumulative GAP	$(171,187)	$(183,410)	$(164,011)	$92,152	$92,152
Period GAP to total assets	(26.9)%	(1.9)%	3.0%	40.2%	14.5%
Cumulative GAP to total assets	(26.9)%	(28.8)%	(25.7)%	14.5%	14.5%

      Texas United’s one-year cumulative GAP position at December 31, 2003, was negative $164.0 million or 25.7% of assets. This is a one-day position that is continually changing and is not indicative of Texas United’s position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the GAP position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk. Texas United maintains a Rate Committee and the ALCO that review Texas United’s interest rate risk position on a monthly and quarterly basis, respectively.

Liquidity and Contractual Obligations

      Liquidity involves Texas United’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate Texas United on an ongoing basis. Texas United’s liquidity needs are primarily met by growth in core deposits. Core deposits exclude time deposits over $100,000. These “jumbo” deposits are characteristically more sensitive to changes in interest rates and, thus, are not considered a part of core funding. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, Texas United does not rely on these external funding sources. Texas United maintains investments in liquid assets based upon management’s assessment of cash needs, expected deposit flows, objectives of its asset/liability management program, availability of federal funds or FHLB advances, and other available yield on liquid assets. Several options are available to increase liquidity, including the sale of investments and loans, increasing deposit marketing activities, and borrowing from the FHLB or correspondent banks. The cash and federal funds sold position, supplemented by amortizing investments along with payments and maturities within the loan portfolio, have historically created an adequate liquidity position.

      Cash flows from operating activities for the year ended December 31, 2003 were primarily provided by the sale of loans held for sale and net earnings. Cash flows from operating activities for the year ended December 31, 2002 were used to fund loans held for sale. Cash flows from operating activities for the year ended December 31, 2001 were primarily provided through net earnings. Cash flows from investing activities during each of the same fiscal years were used to fund loans and acquire securities for investing activities, partially offset by funds received from the sale of securities and cash obtained from acquisitions. In addition, cash flows from financing activities were provided for from the increase in deposits and borrowings.

      Texas United’s future cash payments associated with its contractual obligations (other than deposit obligations) as of December 31, 2003 are summarized below:

	Payments due in:

		Fiscal	Fiscal
	Fiscal 2004	2005-2007	2008-2009	Thereafter	Total

	(Dollars in thousands)
Junior subordinated deferrable interest debentures	$—	$—	$—	$12,365	$12,365
Short-term debt	32,750	—	—	—	32,750
Long-term debt	2,987	32,445	2,731	962	39,125
Operating leases	360	239	65	—	664

Total	$36,097	$32,684	$2,796	$13,327	$84,904

Off Balance Sheet Arrangements

      Texas United’s commitments associated with outstanding letters of credit and commitments to extend credit as of December 31, 2003 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Payments due in:

		Fiscal	Fiscal
	Fiscal 2004	2005-2006	2007-2008	Thereafter	Total

	(Dollars in thousands)
Standby letters of credit	$592	$93	$10	$—	$695
Commitments to extend credit	44,687	7,211	866	5,214	57,978

Total	$45,279	$7,304	$876	$5,214	$58,673

      In the normal course of business, Texas United enters into various transactions, which, in accordance with accounting principles generally accepted in the United States, are not included in its consolidated balance sheets. Texas United enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheets.

      Commitments to Extend Credit. Texas United enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of Texas United’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Texas United minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses.

      Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by Texas United to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, Texas United would be required to fund the commitment. The maximum potential amount of future payments Texas United could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Texas United’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

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

      Total shareholders’ equity as of December 31, 2003 was $38.0 million, an increase of $2.6 million or 7.3% compared with shareholders’ equity of $35.4 million at December 31, 2002. The increase was primarily due to net earnings for 2003 of $5.2 million, partially offset by the $1.8 million decrease in unrealized gains on securities and payment of dividends in the amount of $1.0 million.

      The following table provides a comparison of Texas United’s and State Bank’s leverage and risk-weighted capital ratios as of December 31, 2003 to the minimum and well-capitalized regulatory standards:

			To be Well
	Minimum		Capitalized Under
	Required for		Prompt Corrective	Actual Ratio at
	Capital Purposes		Action Provisions	December 31, 2003

Texas United
Leverage ratio	4.00	%(1)	N/A	6.46%
Tier 1 risk-based capital ratio	4.00%		N/A	9.54%
Risk-based capital ratio	8.00%		N/A	10.47%

State Bank
Leverage ratio	4.00	%(2)	5.00%	6.56%
Tier 1 risk-based capital ratio	4.00%		6.00%	9.72%
Risk-based capital ratio	8.00%		10.00%	10.65%

(1)	The Federal Reserve may require Texas United to maintain a leverage ratio above the required minimum.

(2)	The FDIC may require State Bank to maintain a leverage ratio above the required minimum.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      For information regarding the market risk of Texas United’s financial instruments, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Sensitivity and Market Risk. Texas United’s principal market risk exposure is to interest rates.

Item 8.	Financial Statements and Supplementary Data

      The financial statements, the reports thereon, and the notes thereto commence at page 44 of this Annual Report on Form 10-K.

Consolidated Quarterly Financial Data of Texas United

	Quarter Ended 2003

	December 31	September 30	June 30	March 31

	(Unaudited)

	(Dollars in thousands, except per share data)
Interest income	$9,252	$9,622	$9,514	$9,231
Interest expense	2,437	2,587	2,721	2,733

Net interest income before provision for loan losses	6,815	7,035	6,793	6,498
Provision for loan losses	800	800	500	800

Net interest income after provision	6,015	6,235	6,293	5,698
Noninterest income	3,687	4,149	3,389	2,579
Noninterest expense	8,347	8,188	7,659	6,716

Income before income taxes	1,355	2,196	2,023	1,561
Provision for income taxes	166	667	631	430

Net income	$1,189	$1,529	$1,392	$1,131

Earnings per share:
Basic	$0.30	$0.38	$0.35	$0.29

Diluted	$0.29	$0.37	$0.34	$0.27

	Quarter Ended 2002

	December 31	September 30	June 30	March 31

	(Unaudited)

	(Dollars in thousands, except per share data)
Interest income	$9,131	$8,452	$7,501	$7,322
Interest expense	2,808	2,593	2,313	2,659

Net interest income before provision for loan losses	6,323	5,859	5,188	4,663
Provision for loan losses	550	500	400	450

Net interest income after provision	5,773	5,359	4,788	4,213
Noninterest income	3,747	2,198	2,571	3,155
Noninterest expense	8,198	6,777	5,565	5,348

Income before income taxes	1,322	780	1,794	2,020
Provision for income taxes	394	189	501	554

Net income	$928	$591	$1,293	$1,466

Earnings per share:
Basic	$0.23	$0.15	$0.34	$0.39

Diluted	$0.22	$0.15	$0.33	$0.37

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two year period ended December 31, 2003.

Item 9A.	Controls and Procedures

      Evaluation of disclosure controls and procedures. Texas United carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Texas United’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Texas United’s Chief Executive Officer and Chief Financial Officer concluded that Texas United’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by Texas United in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to Texas United’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      Changes in internal control over financial reporting. There were no changes in Texas United’s internal control over financial reporting that occurred during Texas United’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Texas United’s internal control over financial reporting.

PART III.

Item 10.	Directors and Executive Officers of the Company

      The information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in Texas United’s definitive proxy statement for its 2004 Annual Meeting of Shareholders to be filed with the Commission within 120 days of year end pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (“2004 Proxy Statement”), is incorporated herein by reference in response to this item.

Item 11.	Executive Compensation

      The information under the caption “Executive Compensation and Other Matters” in the 2004 Proxy Statement is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2004 Proxy Statement is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions

      The information under the caption “Interests of Management and others in Certain Transactions” in the 2004 Proxy Statement is incorporated herein by reference in response to this item.

Item 14.	Principal Accounting Fees and Services

      The information under the caption “Principal Accounting Fees and Services” in the 2004 Proxy Statement is incorporated herein by reference in response to this item.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Financial Statements

      Reference is made to the consolidated financial statements, reports thereon, and notes thereto commencing at page 44 of this Annual Report on Form 10-K. A list of such consolidated financial statements is set forth below:

Report of Independent Certified Public Accountants
Consolidated Balance Sheets at December 31, 2003 and 2002
Consolidated Statements of Earnings for the Years Ended December 31, 2003, 2002, and 2001
Consolidated Statement of Shareholders’ Equity for the Years Ended December 31, 2003, 2002, and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001

      Notes to Consolidated Financial Statements

      There are no financial statement schedules filed herewith.

      (b) Reports on Form 8-K

      The Company filed a Current Report on Form 8-K under Item 7 and Item 9 on November 3, 2003 to announce the release of its earnings for the fourth quarter of 2003.

      (c) Exhibits

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization between Texas United Bancshares, Inc. and The Bryan-College Station Financial Holding Company, as amended, dated November 5, 2001 (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (Registration No. 333-84644) (the “Registration Statement”))
3.1	Articles of Incorporation of Texas United, as amended (incorporated herein by reference to Exhibit 3.1 to the Registration Statement)
3.2	Bylaws of Texas United (incorporated herein by reference to Exhibit 3.2 to the Registration Statement)
4.1	Specimen certificate representing shares of Texas United common stock (incorporated herein by reference to Exhibit 4.1 to the Registration Statement)

Exhibit
Number		Description of Exhibit

4	.2*	Indenture dated September 7, 2000 by and between Texas United Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association with respect to the Junior Subordinated Deferrable Interest Debentures of Texas United Bancshares, Inc.
10	.1†	Texas United Bancshares, Inc. 1998 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement)
10	.2†	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Registration Statement)
10	.3†	Texas United Bancshares, Inc. Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement)
10	.4†	Form of Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.4 to the Registration Statement)
10	.5†	Form of Executive Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.5 to the Registration Statement)
21	.1**	Subsidiaries of Texas United
23	.1**	Consent of Grant Thornton LLP, independent auditors of Texas United
31	.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This Exhibit is not filed herewith because it meets the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K and the Company hereby agrees to furnish a copy thereof to the Commission upon request.

**	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

      Pursuant to the requirements of the Securities Act, the Registrant has caused this Registration Statement or amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS UNITED BANCSHARES, INC.
(Registrant)

By:	/s/ L. DON STRICKLIN

Name: L. Don Stricklin
Title: President and Chief Executive Officer

Date: March 26, 2004

      Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the indicated capacities on March 26, 2004.

Signature	Title

/s/ L. DON STICKLIN L. Don Stricklin	President and Chief Executive Officer (principal executive officer)

/s/ THOMAS N. ADAMS Thomas N. Adams	Executive Vice President and Chief Financial Officer (principal financial officer/principal accounting officer)

/s/ BRUCE FRENZEL Bruce Frenzel	Director

/s/ MICHAEL KULHANEK Michael Kulhanek	Director

/s/ LEE D. MUELLER, JR. Lee D. Mueller, Jr.	Director

/s/ JAMES D. SELMAN, JR. James D. Selman, Jr.	Director

/s/ MICHAEL STEINHAUSER Michael Steinhauser	Director

/s/ ERVAN E. ZOUZALIK Ervan E. Zouzalik	Director

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders

Texas United Bancshares, Inc.

      We have audited the accompanying consolidated balance sheets of Texas United Bancshares, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas United Bancshares, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note A and in Note I to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 147 (“SFAS 147”), Acquisitions of Certain Financial Institutions, on October 1, 2002 and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, on January 1, 2002.

/s/ GRANT THORNTON LLP

Houston, Texas

January 30, 2004

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

	2003	2002

	(Dollars in thousands,
	except share amounts)
ASSETS
Cash and due from banks	$17,268	$20,574
Available-for-sale securities	184,547	132,140
Loans, net	376,628	349,345
Loans held for sale	3,810	33,674
Premises and equipment, net	25,802	23,363
Accrued interest receivable	2,984	3,006
Goodwill	9,073	9,431
Core deposit intangibles	393	512
Mortgage servicing rights	4,475	2,877
Other assets	12,704	12,350

	$637,684	$587,272

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$96,337	$82,294
Interest-bearing	404,799	370,625

Total deposits	501,136	452,919
Federal funds purchased	6,891	19,732
Other liabilities	6,646	5,807
Borrowings	71,875	62,945
Securities sold under repurchase agreements	784	—
Subordinated notes and debentures	—	3,241
Junior subordinated deferrable interest debentures	12,365	7,210

Total liabilities	599,697	551,854
Commitments and contingencies	—	—
Shareholders’ equity
Preferred stock, no par value, 500,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 20,000,000 shares authorized at December 31, 2003 and December 31, 2002; 4,008,192 shares issued and 4,002,097 outstanding at December 31, 2003 and 3,969,208 shares issued and 3,963,113 outstanding at December 31, 2002	4,008	3,969
Additional paid-in capital	16,911	16,683
Retained earnings	17,422	13,271
Accumulated other comprehensive (loss) gain	(237)	1,612

	38,104	35,535
Less common stock held in treasury — at cost	117	117

	37,987	35,418

	$637,684	$587,272

The accompanying notes are an integral part of these statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Year ended December 31,

	2003	2002	2001

	(Dollars in thousands,
	except per share amounts)
Interest income
Loans	$30,295	$26,569	$24,486
Investment securities
Taxable	5,783	5,027	3,781
Tax-exempt	532	759	1,154
Federal Funds sold and other temporary investments	91	51	473

Total interest income	36,701	32,406	29,894
Interest expense
Deposits	7,487	8,057	11,490
Federal funds purchased	128	330	235
Borrowings	2,117	1,244	547
Junior subordinated deferrable interest debentures	746	742	792

Total interest expense	10,478	10,373	13,064

Net interest income	26,223	22,033	16,830
Provision for loan losses	2,900	1,900	925

Net interest income after provision for loan losses	23,323	20,133	15,905
Noninterest income
Service charges	6,753	5,826	4,555
Other operating income	7,051	5,845	3,310

Total noninterest income	13,804	11,671	7,865
Noninterest expense
Employee compensation and benefits	16,689	12,602	9,877
Occupancy expense	4,621	3,365	2,393
Other operating expenses	8,682	9,921	7,491

Total noninterest expenses	29,992	25,888	19,761

Earnings before income taxes	7,135	5,916	4,009
Provision for income taxes
Current expense	1,741	1,206	504
Deferred expense	153	432	281

	1,894	1,638	785

NET EARNINGS	$5,241	$4,278	$3,224

Basic earnings per common share	$1.31	$1.12	$0.86

Diluted earnings per common share	$1.26	$1.07	$0.83

Dividends per common share	$0.28	$0.28	$0.24

The accompanying notes are an integral part of these statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2001, 2002 and 2003

					Accumulated
	Common Stock		Additional		Other	Common	Total
			Paid-in	Retained	Comprehensive	Stock in	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Treasury	Equity

	(Dollars in thousands)
Balance at January 1, 2001	2,486,065	$2,486	$13,901	$9,011	$(663)	$(131)	$24,604
Comprehensive income:
Net earnings	—	—	—	3,224	—	—	3,224
Unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	388	—	388

Comprehensive income							3,612
Compensation related to exercise of stock options	—	—	105	—	—	—	105
Issuance of common stock upon exercise of employee stock options	16,080	16	122	—	—	—	138
Purchase of treasury stock	—	—	—	—	—	(417)	(417)
Sale of treasury stock	—	—	8	—	—	215	223
Dividends	—	—	—	(893)	—	—	(893)

Balance at December 31, 2001	2,502,145	2,502	14,136	11,342	(275)	(333)	27,372
Comprehensive income:
Net earnings	—	—	—	4,278	—	—	4,278
Unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	1,887	—	1,887

Comprehensive income							6,165
Issuance of common stock upon exercise of employee stock options	6,291	6	47	—	—	—	53
Issuance of common stock related to the acquisition of The Bryan-College Station Financial Holding Company	137,703	138	2,477	—	—	—	2,615
Compensation related to grant of treasury stock to employees	—	—	5	—	—	45	50
Sale of treasury stock	—	—	18	—	—	171	189
Dividends	—	—	—	(1,026)	—	—	(1,026)

Balance at December 31, 2002	2,646,139	2,646	16,683	14,594	1,612	(117)	35,418
Comprehensive income:
Net earnings	—	—	—	5,241	—	—	5,241
Unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	(1,849)	—	(1,849)

Comprehensive income							3,392
Three-for-two stock split	1,331,403	1,331	—	(1,331)	—	—	—
Issuance of common stock upon exercise of employee stock options	30,650	31	234	—	—	—	265
Cash paid in lieu of fractional shares	—	—	(6)	—	—	—	(6)
Dividends	—	—	—	(1,082)	—	—	(1,082)

Balance at December 31, 2003	4,008,192	$4,008	$16,911	$17,422	$(237)	$(117)	$37,987

The accompanying notes are an integral part of this statement.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$5,241	$4,278	$3,224
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Provision for loan losses	2,900	1,900	925
Depreciation and amortization	2,915	2,198	1,330
Noncash compensation expense	—	50	105
(Gain) loss on sale of premises, equipment, and other real estate	(36)	1	(16)
Gain on sale of loans	(1,112)	—	—
Loss on sale of Third Coast Wealth Advisors, Inc.	396	—	—
Realized gain, net, on sale of available-for-sale securities	(1,244)	(1,457)	(340)
Amortization of premium, net of accretion of discounts on securities	1,473	497	139
Write-down of other real estate	—	123	1
Impairment on mortgage servicing rights	1,235	446	—
Reversal of impairment on mortgage servicing rights	(1,418)	—	—
Funding of deferred compensation plan	—	(3,000)	—
Changes in assets and liabilities, net of effects resulting from acquisitions:
Decrease in accrued interest receivable	22	33	115
Decrease (increase) in loans held for sale	30,466	(30,502)	2,852
Increase in mortgage servicing rights	(2,247)	(2,432)	(1,002)
Decrease (increase) in other assets	1,024	(1,403)	(1,551)
Increase (decrease) in other liabilities	1,285	(339)	1,207

Net cash provided (used) by operating activities	40,900	(29,607)	6,989
Cash flows from investing activities:
Net increase in cash resulting from acquisitions	—	18,194	—
Proceeds from sales of available-for-sale securities	91,604	109,448	22,426
Proceeds from principal repayments of available-for-sale securities	33,805	18,429	11,475
Proceeds from maturities and calls of available-for-sale securities	1,025	100	7,550
Purchases of available-for-sale securities, net of effects resulting from acquisitions	(181,821)	(145,640)	(74,707)
Net increase in loans, net of the effects resulting from acquisitions	(38,558)	(23,956)	(38,981)
Proceeds from sales of premises, equipment, loans, and other real estate	6,993	228	211
Proceeds from the sale of Third Coast Wealth Advisors, Inc.	75	—	—
Purchases of premises, equipment and other real estate, net of effects resulting from acquisitions	(3,861)	(4,335)	(4,998)

Net cash used in investing activities	(90,738)	(27,532)	(77,024)
Cash flows from financing activities:
Net increase in deposits, net of the effects resulting from acquisitions	$48,712	$3,396	$39,380
Change in federal funds purchased, net of the effects resulting from acquisitions	(12,841)	19,085	647
Net proceeds from issuance of common stock upon exercise of employee stock options	265	53	138
Proceeds from borrowings	39,175	146,367	171,500
Proceeds from issuance of junior subordinated deferrable interest debentures	5,000	—	—
Repayment of borrowings	(30,245)	(122,654)	(141,395)
Repayment of subordinated notes and debentures	(3,241)	(388)	—
Purchase of treasury stock	—	—	(417)
Sale of treasury stock	—	189	223
Securities sold under repurchase agreements	784	—	—
Dividends paid	(1,077)	(1,001)	(838)

Net cash provided by financing activities	46,532	45,047	69,238

Net decrease in cash and cash equivalents	(3,306)	(12,092)	(797)
Cash and cash equivalents at beginning of year	20,574	32,666	33,463

Cash and cash equivalents at end of year	$17,268	$20,574	$32,666

The accompanying notes are an integral part of these statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note A — Summary of Significant Accounting Policies

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

     2.     Principles of Consolidation and Investment in Subsidiaries

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Texas United Nevada, Inc. (TUNI), State Bank (the Bank), and Third Coast Wealth Advisors, Inc. (Third Coast) through the date of sale. All significant intercompany transactions and balances have been eliminated in consolidation. The accounting and reporting policies followed by the corporation are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.

      Certain items in prior financial statements have been reclassified to conform to the current presentation. Additionally, the prior year financial statements have been restated to de-consolidate the Company’s investment in TXUI Statutory Trust I in connection with the implementation of a new accounting standard related to variable interest entities during the fourth quarter of 2003 (see Note B-New Pronouncements). The restatement had no effect on the Company’s financial position or results of operation.

     3.     Cash and Cash Equivalents

      For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.

      The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     4.     Repurchase Agreements

      The Company sells certain securities under agreements to repurchase. The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated balance sheets. The dollar amounts of the securities underlying the agreements remain in the asset accounts.

     5.     Securities

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

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

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

     6.     Loans

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

      Nonrefundable loan origination and commitment fees and certain direct loan origination costs are recorded when realized or incurred. Management has determined that such policy is not materially different from accounting principles generally accepted in the United States of America, which require that such fees and costs be deferred, and the net amount recognized over the life of the related loans as an adjustment of the yield.

     7.     Allowance for Loan Losses

      The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely.

      The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of the collectibility and prior loss experience of loans and commitments to extend credit. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans and current economic conditions that may affect the borrower’s ability to pay.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

     8.     Loans Held for Sale

      Loans held for sale are carried at the lower of aggregate cost or market value. Market value is determined by current investor yield requirements.

     9.     Transfers and Servicing of Financial Assets

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

     10.     Premises and Equipment

      Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful life of each type of asset.

     11.     Other Real Estate

      Real estate acquired by foreclosure is recorded at fair value at the date of foreclosure or acquisition. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expenses.

     12.     Goodwill and Core Deposit Intangibles

      Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition.

      Core deposit intangibles, which represent the net present value of the future economic benefits related to purchased deposits, are amortized on an accelerated basis over their estimated benefit period, which is eight years.

      The Company accounts for goodwill and core deposit intangibles in accordance with SFAS 142, which was adopted on January 1, 2002. SFAS 142 supercedes APB Opinion No. 17, Intangible Assets. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) the amortization period of intangible assets with finite lives will no longer be limited to forty years, and (4) intangible assets deemed to have an indefinite life will be tested for impairment at least annually.

      Intangible assets that have finite lives continue to be subject to amortization. In addition, the Company must evaluate the remaining useful life each reporting period to determine whether events and circumstances

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

warrant a revision of the remaining period of amortization. If the estimate of an intangible asset’s remaining life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life.

      In October 2002, the Financial Accounting Standards Board (FASB) issued SFAS 147. This statement provides interpretive guidance on the application of the purchase method of acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS 147 removes acquisitions of financial institutions from the scope of SAFS No. 72 (SFAS 72), Accounting for Certain Acquisitions of Banking and Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method. SFAS 147 requires that those transactions be accounted in accordance with SFAS No. 141, Business Combinations and SFAS 142. Thus, the requirement of SFAS 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of that Statement.

      In addition, SFAS 147 amends SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. The Company will no longer record approximately $400,000 per year of amortization expense related to unidentifiable intangible assets acquired in connection with previous acquisitions. The provisions of SFAS 147 were effective for acquisitions on or after October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets were effective October 1, 2002. If the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of those assets was reclassified to goodwill as of the later of the date of acquisition or the date that SFAS 142 is applied in its entirety, which was January 1, 2002 for the Company. Any amortization of the unidentifiable intangible asset recorded from the date of adoption of SFAS 142 to the date of adoption of SFAS 147 was to be reversed. During 2002, the Company reclassified $3.5 million in unidentifiable intangible assets to goodwill and reversed $300,000 in amortization expense.

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

     14.     Earnings Per Share

      Basic earnings per common share is calculated by dividing net income available for common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net earnings available for common shareholders by the weighted average number of

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

common and potentially dilutive common shares. The effects of stock options are considered in earnings per share calculations if dilutive, using the treasury stock method.

     15.     Stock-Based Compensation

      The Company has one stock-based employee compensation plan and two separate agreements with executive officers, which are described more fully in Note Q. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plan. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (SFAS 123), Accounting for Stock-Based Compensation (with the assumptions described in Note Q), to its stock-based employee plans.

	2003	2002	2001

Net income as reported	$5,241	$4,278	$3,224
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	105
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified or settled, net of related tax effects	28	29	57

Pro forma net income	$5,213	$4,249	$3,272

Earnings per share:
Basic — as reported	$1.31	$1.12	$0.86

Basic — pro forma	$1.31	$1.11	$0.87

Diluted — as reported	$1.26	$1.07	$0.83

Diluted — pro forma	$1.26	$1.06	$0.84

     16.     Off-Balance Sheet Financial Instruments

      In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

     17.     Use of Estimates

      In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of MSR assets. Actual results could differ from those estimates.

Note B —	New Pronouncements

Accounting for Guarantees

      FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-An Interpretation of FASB Statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were adopted in the Company’s financial statements for the year ended December 31, 2002. Implementation of the remaining provisions of FIN 45 on January 1, 2003 did not have a significant impact on the Company’s financial statements.

Variable Interest Entities

      FIN No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (Revised December 2003)” establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with the VIE. Prior to the implementation of FIN 46, VIE were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered after January 31, 2003, and are otherwise effective at the beginning of the first interim or annual period ending after December 15, 2003.

      The Company has identified TXUI Statutory Trust I (Trust I) and TXUI Statutory Trust II (Trust II) (Trust II was formed in December 2003, as more fully discussed in Note N) as VIE. The Company adopted FIN 46, as revised, in connection with its consolidated financial statements as of and for the year ended December 31, 2003. The adoption of FIN 46, as revised, required the Company to deconsolidate its investment in Trust I because the Company was not the primary beneficiary. Also, the Company recognized as debt the payable to Trust I.

      The trust preferred securities issued by Trust I and Trust II are currently included in the Tier 1 capital of the Company for regulatory purposes. However, because Trust I and Trust II are not a part of the Company’s financial statements, the Federal Reserve Board may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory purposes. In July 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. According to the supervisory letter, the Federal Reserve Board intends to review the regulatory implications of the change in accounting treatment of subsidiary trusts that issue trust preferred securities and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve Board will continue to permit institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes.

Employers’ Disclosures about Pensions and Other Postretirement Benefits

      SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (Revised 2003).” SFAS 132 was revised by the FASB in an effort to improve financial statement disclosures for defined benefit plans. SFAS 132 (revised 2003) requires companies to provide additional details about plan assets, benefit obligations, cash flows, benefit costs and other relevant information. Companies will also be required to report the various elements of pension and other postretirement benefit costs on a quarterly basis in interim financial statements. The new disclosure requirements are effective for fiscal years ending after December 15,

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

2003, and for quarters beginning after December 15, 2003. Adoption of SFAS 132 (revised 2003) had no impact on the Company’s financial statements.

Derivative Instruments and Hedging Activities

      SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The amendments (i) reflect decisions of the Derivatives Implementation Group (DIG), (ii) reflect decisions made by the FASB in conjunction with other projects dealing with financial instruments and (iii) address implementation issues related to the application of the definition of a derivative. SFAS 149 also modifies various other existing pronouncements to conform with the changes made to SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively. Adoption of SFAS 149 on July 1, 2003 did not have a significant impact on the Company’s financial statements.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

      SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares; and (iv) certain freestanding financial instruments. SFAS 150 was effective for contracts entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003, however in October 2003, the FASB indefinitely deferred the application of certain provisions of SFAS 150 as they apply to mandatorily redeemable minority interests. Adoption of SFAS 150 on July 1, 2003, did not have a significant impact on the Company’s financial statements.

Mortgage Loan Interest Rate Lock Commitments

      The Securities and Exchange Commission staff recently released Staff Accounting Bulletin (SAB) 105, “Loan Commitments Accounted for as Derivative Instruments.” SAB 105 requires that a lender should not consider the expected future cash flows related to loan servicing or include any internally developed intangible assets, such as customer-related intangible assets, in determining the fair value of loan commitments accounted for as derivatives. Companies will be required to adopt SAB 105 effective for commitments entered into after March 31, 2004. The requirements of SAB 105 will apply to the Company’s mortgage loan interest rate lock commitments related to loans held for sale. At December 31, 2003, such commitments with a notional amount of approximately $6.7 million were outstanding. The Company’s current accounting policy is to not record the fair value of these commitments because they are immaterial. The Company anticipates that it will adopt SAB 105 at the beginning of its second quarter, and that application of its guidance would have no impact on the results of operations and financial position.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

Note C — Business Acquisitions and Dispositions

      On July 31, 2002, the Company completed the acquisition of The Bryan-College Station Financial Holding Company and its subsidiaries (“Bryan-College Station”). In exchange for all of the issued and outstanding stock of Bryan-College Station, the Company issued 137,703 shares of its common stock and assumed $3.6 million in outstanding debentures. The three locations of First Federal Savings Bank (“First Federal”), Bryan-College Station’s wholly-owned subsidiary, became banking centers of State Bank. On July 31, 2002, Bryan-College Station reported total consolidated assets of $79,908, total loans of $57,335, total cash of $19,089, property and equipment of $1,817, $73,835 in deposits, and $2,253 in other liabilities. The excess of the cost over fair value of the assets acquired of $2,543 is included in goodwill in the accompanying balance sheet.

      The following unaudited pro forma information assumes the acquisition of Bryan-College Station occurred on January 1, 2002:

Interest income	$36,098
Net earnings	3,808
Earnings per share (basic)	1.49
Earnings per share (diluted)	1.43

      The Company disposed of Third Coast during October 2003 for an after tax loss of approximately $261. The disposal was not accounted for as discontinued operations due to the immaterial effect on the consolidated financial statements.

Note D — Reserve Requirements

      Cash and balances maintained at the Federal Reserve of approximately $600 and $418 satisfy regulatory reserve requirements at December 31, 2003 and 2002.

Note E — Securities

      The securities have been classified in the consolidated balance sheet according to management’s intent. The carrying amount of securities and their approximate fair values are as follows at December 31, 2003 and 2002:

		Gross	Gross
	Amortized	Unrealized	Unrealized
2003	Cost	Gains	Losses	Fair Value

Available-for-sale securities:
Municipal securities	$9,658	$700	$—	$10,358
U.S. Agency securities	42,360	382	472	42,270
U.S. Treasury securities	5,032	4	—	5,036
Mortgage-backed securities	123,336	378	1,350	122,364
Other	4,519	—	—	4,519

	$184,905	$1,464	$1,822	$184,547

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

		Gross	Gross
	Amortized	Unrealized	Unrealized
2002	Cost	Gains	Losses	Fair Value

Available-for-sale securities:
Municipal securities	$13,555	$758	$—	$14,313
U.S. Agency securities	33,027	726	—	33,753
Mortgage-backed securities	79,886	1,113	154	80,845
Other	3,229	—	—	3,229

	$129,697	$2,597	$154	$132,140

      Other securities include investments in Federal Home Loan Bank (FHLB) stock of $4,241 and $3,005 at December 31, 2003 and 2002. The FHLB stock is restricted, as it is a required investment under the Bank’s borrowing agreement with the FHLB.

      Gross realized gains on sales of available-for-sale securities were $1,355, $1,584 and $447 for the years ended December 31, 2003, 2002 and 2001. Gross realized losses on sales of available-for-sale securities were $61, $127 and $107 for the years ended December 31, 2003, 2002 and 2001.

      The following table shows the contractual maturity distribution of the investment portfolio at December 31, 2003. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale Securities

	Amortized Cost	Fair Value

Due in one year or less	$—	$—
Due from one to five years	49,286	49,860
Due from five to ten years	7,764	7,804
Due after ten years	—	—
Mortgage-backed and other securities	127,855	126,883

	$184,905	$184,547

      Securities with an aggregate book value of approximately $90,970 and $57,623 at December 31, 2003 and 2002 were pledged as collateral to secure public deposits.

      All of the Company’s securities with unrealized losses as of December 31, 2003 have been in an unrealized loss position for less than twelve months. Management has the intention and ability to hold securities for a period of time sufficient for a recovery of cost. Accordingly, management believes the unrealized losses are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

Note F — Loans

      Major classifications of loans are as follows at December 31:

	2003	2002

Commercial	$63,793	$62,391
Real estate:
1-4 family residential	140,020	149,471
Commercial mortgage	115,033	62,014
Other	8,488	18,269
Consumer — net of unearned discount	53,187	60,496

	380,521	352,641
Less: Allowance for loan losses	(3,893)	(3,296)

	$376,628	$349,345

      Impaired loans were approximately $1,255 and $709 at December 31, 2003 and 2002. The reduction in interest income associated with these impaired loans was insignificant. The valuation allowance established for impaired loans is not significant. There were no commitments to lend additional funds to borrowers whose loans were classified as impaired.

      Outstanding loans to directors, significant shareholders and executive officers of the Company and to their related business interests aggregated $590 and $804 at December 31, 2003 and 2002.

      Following is an analysis of activity with respect to these amounts for the years ended December 31:

	2003	2002

Balance at January 1	$804	$1,138
New loans	55	1,654
Repayments	(269)	(1,988)

Balance at December 31	$590	$804

      In management’s opinion, all such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than a normal risk of collectibility or present other unfavorable features.

Note G — Allowance for Loan Losses

      Changes in the allowance for loan losses were as follows for the years ended December 31:

	2003	2002	2001

Balance at January 1	$3,296	$1,754	$1,590
Provision	2,900	1,900	925
Charge-offs	(3,238)	(2,052)	(1,383)
Recoveries	935	954	622
Balance acquired from Bryan-College Station	—	740	—

Balance at December 31	$3,893	$3,296	$1,754

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

Note H — Premises and Equipment

      Premises and equipment are summarized as follows at December 31:

	Estimated
	Useful Lives	2003	2002

Land	—	$3,145	$2,648
Buildings and improvements	10-40 years	18,196	16,669
Furniture, fixtures and equipment	3-10 years	12,964	12,291

		34,305	31,608
Less accumulated depreciation		10,044	8,641

		24,261	22,967
Construction in progress		1,541	396

		$25,802	$23,363

      Included in other assets are other real estate and repossessed assets of $431 and $421 at December 31, 2003 and 2002.

Note I — Goodwill and Long-Lived Assets

      In 2002, the Company adopted SFAS 142 and SFAS 147 as previously discussed in Note A(12). No impairment was noted as of the date of adoption or at any subsequent measurement. Goodwill amortization expense of approximately $508 was recorded in fiscal year 2001. No amortization was recorded in fiscal years 2003 and 2002 following adoption of SFAS 142.

      With the sale of Third Coast, the Company reduced goodwill by $358.

      The following reconciliation summarizes the pro-forma impact that the adoption of SFAS 142 would have had on the Company’s net income had it been consistently applied to all periods:

2001

Net earnings, as reported	$3,224
Add back: Goodwill amortization	508

Adjusted net earnings	$3,732

Basic earnings per share:
Net earnings, as reported	$0.86
Add back: Goodwill amortization	0.14

Adjusted net earnings	$1.00

Diluted earnings per share:
Net earnings, as reported	$0.83
Add back: Goodwill amortization	0.13

Adjusted net earnings	$0.96

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

      The gross carrying amount of intangible assets and associated accumulated amortization and impairment at December 31, 2003 is presented in the following table:

	Gross	Accumulated
	Carrying	Amortization
	Amount	and Impairment

Amortized intangible assets:
Mortgage servicing rights	$6,271	$1,796
Core deposit intangibles	564	171

      The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of December 31, 2003. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

      The following table shows the current period amortization and estimated future amortization for intangible assets:

	Mortgage
	Servicing	Core Deposit
	Rights	Intangibles	Total

Year ended December 31, 2003 (actual)	$803	$119	$739
Estimate for the year ended December 31,
2004	850	103	953
2005	796	88	884
2006	749	72	821
2007	749	56	805
2008	673	40	789

Note J — Mortgage Servicing Rights

      The activity in the Company’s MSR was as follows for the years ended December 31:

	2003	2002	2001

Balance at January 1	$2,877	$1,349	$467
Additions	2,218	2,359	1,002
Amortization	(803)	(385)	(120)
Reversal of impairment allowance	1,418	—	—
Impairment allowance	(1,235)	(446)	—

Balance at December 31	$4,475	$2,877	$1,349

      At December 31, 2003, the loan servicing portfolio with capitalized MSR totaled $246,418 compared with $137,653 at December 31, 2002.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

Note K — Interest-Bearing Deposits

      The types of accounts and their respective balances included in interest-bearing deposits are as follows at December 31:

	2003	2002

NOW accounts and interest-bearing checking accounts	$143,937	$117,775
Savings	30,393	26,198
Money market	56,338	39,725
Certificates of deposit and IRAs	174,131	186,927

	$404,799	$370,625

      The aggregate amount of certificates of deposit, each with a minimum denomination of $100, was approximately $52,019 and $53,095 at December 31, 2003 and 2002. At December 31, 2003, the scheduled maturities of certificates of deposit and IRAs are as follows:

2004	$118,713
2005	32,317
2006	6,277
2007	7,797
2008 and thereafter	9,027

$174,131

      Deposits of executive officers, significant shareholders and directors were $2,302 and $2,492 (including time deposits of $308 and $951) at December 31, 2003 and 2002.

Note L — Borrowings

      The Company has multiple advances of short and long-term borrowings which have been made in accordance with an “Agreement for Advance” that was entered into in 1998 with the Federal Home Loan Bank. The borrowings have interest rates varying from 1.04% to 5.91% at December 31, 2003. The borrowings are collateralized by security agreements and pledge assignments.

      During 2001, the Company entered into a $1,000 revolving credit line with a bank. The line of credit was increased to $10.0 million in February 2002. Any borrowings under the facility bear interest at the Federal Funds rate plus 2.25% and are collateralized by the outstanding common stock of TUNI. The credit facility expires in February 2004. There was $2,750 and $5,250 outstanding under this line of credit at December 31, 2003 and 2002. The line of credit agreement contains certain covenants, including maintaining certain financial ratios.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

      Aggregate maturities of borrowings for the five years following December 31, 2003 are as follows:

Year Ending December 31,	Amount

2004	$35,737
2005	16,093
2006	6,196
2007	10,156
2008	2,536
Thereafter	1,157

$71,875

Note M — Subordinated Notes and Debentures

      Subordinated notes and debentures consisted of 3,241 units, which were assumed in the acquisition of Bryan-College Station. Each unit consisted of a $1 debenture and nine detachable warrants exercisable at an exercise price of $42.79 per share. At December 31, 2002, the debentures totaled $3,241, with an interest rate of 11.5%, and matured on March 31, 2003. The warrants expired unexercised on March 31, 2003.

Note N — Junior Subordinated Deferrable Interest Debentures

      In September 2000, the Company formed Trust I, a trust formed under the laws of the State of Connecticut, which issued $7.0 million of trust preferred securities (the “trust preferred securities of Trust I”) and $210 in common stock. These securities represent preferred beneficial interests in the assets of the Trust I. Trust I used the proceeds of the offering of the trust preferred securities of Trust I to purchase $7.0 million of 10.60% junior subordinated deferrable interest debentures (the “debentures of Trust I”) issued by the Company. Distributions of interest are due semi-annually. The debentures of Trust I will mature on September 7, 2030, and are redeemable in whole or in part at the option of the Company at any time after September 7, 2010, with the approval of the Federal Reserve Board and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. The trust preferred securities of Trust I will be subject to mandatory redemption if the debentures of Trust I are repaid by the Company. The debentures of Trust I may be prepaid if certain events occur, including a change in the tax status, a change in Trust I’s status under the Investment Company Act of 1940 or regulatory capital treatment of the trust preferred securities of Trust I.

      In December 2003, the Company formed Trust II, a trust formed under the laws of the State of Delaware, which issued $5.0 million of trust preferred securities (“the trust preferred securities of Trust II”) and $155 in common stock. Trust II used the proceeds of the offering of the trust preferred securities of Trust II to purchase $5.0 million of 6.45% fixed rate for five years junior subordinated deferrable interest debentures (the “debentures of Trust II”) issued by the Company. After five years, the rate on the debentures of Trust II will float at the three month LIBOR rate plus 2.85%. Distributions of interest are due quarterly. The debentures of Trust II will mature on December 19, 2033, and are redeemable in whole or in part at the option of the Company at any time after December 19, 2008, with the approval of the Federal Reserve Board and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. The trust preferred securities of Trust II will be subject to mandatory redemption if the debentures of Trust II are repaid by the Company. The debentures of Trust II may be prepaid if certain events occur, including a change in tax status, a change in Trust II’s status under the Investment Company Act of 1940 or regulatory capital treatment of the trust preferred securities of Trust II.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

Note O — Income Taxes

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

	2003	2002

Deferred tax assets:
Net operating loss carryforward	$126	$163
Unrealized loss on available-for-sale securities	122	—
Deferred compensation	341	241
Accrued compensation settlement	164	172
Provision for loan losses	1,030	744
Accrued expenses not currently deductible	102	102

	1,885	1,422
Deferred tax liabilities:
Unrealized gain on available-for-sale securities	—	(831)
Depreciation and amortization differences	(1,058)	(1,143)
Accrued mortgage servicing rights income	(1,531)	(978)
Federal Home Loan Bank stock dividend	(225)	(199)

	(2,814)	(3,151)

Net deferred liability	$(929)	$(1,729)

      The net deferred liability at December 31, 2003 and 2002 is included in other liabilities on the Company’s consolidated balance sheet.

      The reconciliation between the Company’s effective income tax rate and the statutory federal income tax rate is as follows at December 31:

	2003	2002	2001

Statutory federal income tax rate	34.00%	34.00%	34.00%
Tax-exempt interest	(3.73)	(4.09)	(13.41)
Tax-exempt earnings on life insurance	(1.81)	(1.77)	(1.81)
Other	(1.91)	(0.45)	.80

Effective income tax rate	26.55%	27.69%	19.58%

      The Company has loss carry forwards totaling approximately $370 that may be offset against future taxable income. If not used, the carry forwards will expire in 2006 and 2007.

Note P — Commitments and Contingencies

      In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

      The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

notional amount of those instruments. Commitments to extend credit totaled $57,978 and $38,905 at December 31, 2003 and 2002, which includes $695 and $787 of outstanding standby letters of credit. At December 31, 2003, the standby letters of credit had a weighted average term of approximately one year. The Company does not anticipate any material losses as a result of these commitments.

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and have fixed expiration dates or other termination clauses. Some of the commitments are expected to expire without being drawn upon, so that the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The extension of credit is based on management’s credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

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

      The Company leases certain premises and equipment under cancelable and noncancelable lease arrangements. Total rentals charged to operating expenses were $426, $375 and $156 in the years ended December 31, 2003, 2002 and 2001. At December 31, 2003, future lease commitments under noncancelable leases are $360, $239, $65, $0 and $0 over the next five years.

      The Company has instituted a self-insurance program for employees’ major medical coverages. Claims under the self-insurance program are insured for amounts greater than $40 per employee. The aggregate annual self-insurance amount varies based on participant levels and was limited to approximately $1,352 as of December 31, 2003. Claims are accrued as incurred and the total expense under the program was $825, $1,002 and $906 in 2003, 2002 and 2001.

Note Q — Benefit Plans

Stock Option Plans and Agreements

      The Company has nonqualified common stock option agreements with two executive officers (one of which is also a director). Options granted under the agreements have a ten year term and vest and become exercisable at 20% each year for five years. The exercise price of the options granted under the agreements was the market value at the date of grant. No options were granted, exercised, forfeited, or expired under these agreements during 2003 or 2002.

      During 1998, the Board of Directors adopted the Texas United Bancshares, Inc. 1998 Incentive Stock Option Plan (the 1998 Plan). Under the 1998 Plan, 337,500 shares of common stock are reserved for qualified Incentive Stock Options, of which 15,331 shares are available for future grants at December 31, 2003. Options granted under the 1998 Plan have a maximum term of ten years and become exercisable under the terms of the respective option agreements. The exercise price of the options granted under the 1998 Plan may not be less than the fair market value of the shares on the date the option is granted, unless a person owns 10% or more of the common stock of the Company, in which case it may not be less than 110% of the fair market value of the shares on the date of grant.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

      A summary of the Company’s stock option activity and related information follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of year	328,114	$6.44	323,677	$6.10	331,552	$5.78
Granted	3,375	12.89	15,211	13.70	18,750	11.33
Exercised	(42,400)	6.26	(9,436)	5.76	(24,120)	5.73
Forfeited	(1,500)	12.66	(1,338)	13.15	(2,505)	5.73

Outstanding at end of year	287,589	6.51	328,114	6.44	323,677	6.10

Exercisable at end of year	270,713	6.15	298,102	5.84	276,102	5.63

      The following table summarizes the weighted average fair value and exercise price per share of options granted during the years ended December 31:

	2003		2002		2001

	Weighted	Weighted	Weighted	Weighted	Weighted	Weighted
	Average	Average	Average	Average	Average	Average
	Fair Value	Exercise Price	Fair Value	Exercise Price	Fair Value	Exercise Price

Exercise price equals market price at date of grant	$—	$—	$5.28	$12.66	$2.01	$11.33
Exercise price exceeds market price at date of grant	5.21	12.89	3.12	18.26	—	—

      The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2003:

	Options Outstanding
				Options Exercisable
		Weighted Average
Range of		Remaining Life	Weighted Average		Weighted Average
Exercise Price	Options	(in years)	Exercise Price	Options	Exercise Price

$3.33 – $ 5.00	50,625	2.89	$3.85	50,625	$3.85
$5.73 – $ 8.00	194,591	4.66	5.98	194,591	5.98
$10.60 – $12.66	37,725	7.66	11.62	23,099	11.38
$13.63 – $18.26	4,648	5.90	16.02	2,398	18.26

	287,589			270,713

      The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001

Expected life	10 years	10 years	7.0 years
Interest rate	2.23%	2.99%	4.89%
Volatility	40%	40%	0.00%
Dividend yield	2.29%	2.29%	1.88%

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

Stock Appreciation Rights Agreements

      The terms of stock appreciation rights agreements (Agreements) grant certain key employees, directors, and advisors of the Company rights to the appreciation in the fair value (as defined in the Agreements) of a stated number of shares of common stock of the Company. The rights become fully vested and are exercisable under the terms of the respective Agreements. The appreciation is payable in whole shares of Company stock valued at fair market value on the date of exercise or at the sole discretion of the Company, solely in cash or a combination of cash and stock. The Agreements terminate on the earliest of: a) ten years from the date of grant, b) the date the employee terminates employment with the Company, if the Company requests the employee’s resignation, c) ninety days after the employee terminates employment with the Company, when termination is the employee’s decision, or d) the date one year after the employee’s death or disability. The number of rights issued under the Agreements as of December 31, 2003, 2002 and 2001 were 70,012, 67,162 and 67,162. Operations are charged or credited for the aggregate appreciation or depreciation of the rights. During 2003, 2002 and 2001, the Company expensed $229, $78 and $91 related to the agreements.

401(k) Profit Sharing Plan

      The Company has a 401(k) Profit Sharing Plan (the Plan) that covers substantially all of its employees. Employees contribute to the Plan through payroll deductions. The Company may match participant contributions at a rate determined annually by the Board of Directors. Additionally, the Company may make a discretionary contribution as determined by the Board of Directors. Total contributions accrued or paid for the period ended December 31, 2003, 2002 and 2001 are approximately $453, $216 and $332.

Deferred Compensation Plans

      The Company and the Bank have entered into Deferred Compensation Agreements with certain directors and key employees. Under one group of plans, a participant may elect to defer up to 20% of their compensation. Under another group of plans, a participant may elect to defer 100% of their compensation. Under both of these groups of plans, the Company and the Bank have agreed to accrue interest on the deferral account balance at an annual rate equal to 10% per year, compounded monthly. Participants become vested in the interest credited to their account at the rate of 10% per plan year, such that at the end of 10 years, the participant is 100% vested.

      Under a third plan, the participant receives permanent life insurance coverage. Under this plan, the Company shall pay the primary benefit in ten equal installments commencing on the first day of the month following the participant’s termination of employment.

      All plans have been informally funded by insurance policies that are fully funded. The earnings of the insurance policies exceeded compensation charges by approximately $88, $82 and $53 for the years ended December 31, 2003, 2002 and 2001.

Incentive Compensation Plans

      The Bank has adopted incentive compensation plans that cover all officers and employees that were employees for the entire plan year (employee plans) and all directors who have served one full year as of the end of the plan year and who do not serve as employees of the bank (director plans). Under the employee plans, the officers and employees are entitled to an amount equal to 50% of earnings in excess of the pre-tax earnings threshold or the plan limits as established by each plan. The pre-tax earnings threshold is established each year by the Board of Directors and is subject to adjustment for extraordinary occurrences. The remaining earnings in excess of the pre-tax earnings threshold are considered to be allocated to the shareholders. Under the director plans, the eligible directors are entitled to an amount equal to 20% of the amount considered to be

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

allocated to the shareholders. Total compensation accrued was $725, $550 and $660 for the years ended December 31, 2003, 2002 and 2001.

Resignation Settlement Agreement

      In connection with the acquisition of Bryan-College Station, the Company assumed a liability related to a settlement agreement with a former executive officer of Bryan-College Station. The settlement agreement calls for lifetime monthly payments of approximately $6. A liability of approximately $483 and $523 is accrued as of December 31, 2003 and 2002, respectively. This liability is recorded in other liabilities on the accompanying balance sheet and has been determined based on actuarial assumptions.

Note R —	Regulatory Matters

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

changed the institution’s category. The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

						To be Well
						Capitalized under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions

	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of December 31, 2003:
Total Capital (to Risk Weighted Assets):
Texas United Bancshares, Inc.	$44,204	10.47%	≥$	33,791	≥8.0%		N/A
The Bank	$44,717	10.65%	≥$	33,602	≥8.0%	≥$	42,003	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Texas United Bancshares, Inc.	$40,311	9.54%	≥$	16,895	≥4.0%		N/A
The Bank	$40,824	9.72%	≥$	16,801	≥4.0%	≥$	25,202	6.0%
Tier 1 Capital (to Average Assets):
Texas United Bancshares, Inc.	$40,311	6.46%	≥$	24,969	≥4.0%		N/A
The Bank	$40,824	6.56%	≥$	24,877	≥4.0%	≥$	31,096	5.0%
As of December 31, 2002:
Total Capital (to Risk Weighted Assets):
Texas United Bancshares, Inc.	$33,871	8.83%	≥$	30,687	≥8.0%		N/A
The Bank	$40,093	10.43%	≥$	30,752	≥8.0%	≥$	38,440	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Texas United Bancshares, Inc.	$30,575	7.97%	≥$	15,345	≥4.0%		N/A
The Bank	$36,797	9.57%	≥$	15,380	≥4.0%	≥$	23,070	6.0%
Tier 1 Capital (to Average Assets):
Texas United Bancshares, Inc.	$30,575	5.49%	≥$	16,708	≥4.0%		N/A
The Bank	$36,797	6.69%	≥$	16,501	≥4.0%	≥$	27,501	5.0%

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

Note S — Supplemental Statement of Cash Flow Information

      Cash paid during the years ended December 31 for:

	2003	2002	2001

Interest	$10,703	$10,595	$13,002
Income taxes	1,725	1,629	600
Noncash operating, investing and financing activities:
Dividends payable included in other liabilities	302	291	266
Common stock issued in connection with business acquisition	—	2,615	—
Real estate acquired in satisfaction of loans	273	65	64

Note T — Fair Values of Financial Instruments

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

Deposits

      The fair value of demand deposits, such as noninterest-bearing demand deposits and interest-bearing transaction accounts such as savings, NOW and money market accounts are equal to the amount payable on demand as of December 31, 2003 and 2002 (i.e. their carrying amounts).

      The fair value of demand deposits is defined as the amount payable, and prohibits adjustment for any value derived from the expected retention of such deposits for a period of time. That value, commonly referred

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

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

Borrowings and junior subordinated deferrable interest debentures

      The fair value of borrowings and junior subordinated deferrable interest debentures are determined by dividing the borrowings into groups having similar characteristics. The future cash flows of each grouping are then discounted using current period end market rates for similar borrowings.

Subordinated notes and debentures

      The fair value of subordinated notes and debentures is equal to the carrying amount due to their short-term nature at date of acquisition.

Securities sold under repurchase agreements

      The carrying amount of securities sold under repurchase agreements is equal to the carrying amount due to their short-term nature.

Off-balance-sheet instruments

      Estimated fair values for the Company’s off-balance-sheet instruments are based on fees, net of related expenses, currently charged to enter into similar agreements, considering the remaining terms of the agreements and the counterparties’ credit standing.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

      The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31:

	2003		2002

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and due from banks	$17,268	$17,268	$20,574	$20,574
Securities available-for-sale	184,547	184,547	132,140	132,140
Loans held for sale	3,810	3,810	33,674	33,674
Loans, net	376,628	375,600	349,345	356,895
Financial liabilities:
Deposits
Noninterest-bearing	$96,337	$96,337	$82,294	$82,294
Interest-bearing transaction and money market accounts	230,668	230,668	183,698	183,698
Certificates of deposit	174,131	177,528	186,927	190,021
Federal funds purchased	6,891	6,891	19,732	19,732
Borrowings	71,875	72,690	62,945	63,920
Securities sold under repurchase agreements	784	784	—	—
Subordinated notes and debentures	—	—	3,241	3,241
Junior subordinated deferrable interest debentures	12,365	14,557	7,000	8,492

Note U — Earnings Per Share

      The following data show the amounts used in computing earnings per share (EPS) and the weighted average number of shares of dilutive potential common stock at December 31:

	2003	2002	2001

Net earnings available to common stockholders used in basic and diluted EPS	$5,241	$4,278	$3,224

Weighted average common shares used in basic EPS (000’s)	3,984	3,827	3,742
Effect of dilutive securities:
Stock options (000’s)	167	172	152

Weighted average common and potential dilutive common shares used in diluted EPS (000’s)	4,151	3,999	3,894

      Options to purchase 2,398, 2,398 and 18,750 shares of common stock in 2003, 2002 and 2001 were not included in the computation of diluted EPS because the option exercise price did not exceed the average market price of the common stock. The computation of diluted EPS in 2002 did not include warrants to purchase 43,753 shares of common stock because the warrant exercise price did not exceed the average market price of the common stock. There were no such warrants outstanding in 2003 and 2001.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

Note V — Comprehensive Income

      Comprehensive income includes net earnings plus other comprehensive income. The Company’s other comprehensive income consists of unrealized gains or losses on securities.

      Other comprehensive income (loss) and its tax effects are as follows for the year ended December 31:

	Before Tax	Tax	Net of Tax
2003	Amount	Effect	Amount

Unrealized losses on securities:
Holding losses arising during period	$(4,096)	$1,393	$(2,703)
Plus: reclassification adjustment for gains included in net earnings	1,294	(440)	854

Other comprehensive loss	$(2,802)	$953	$(1,849)

2002

Unrealized gains on securities:
Holding gains arising during period	$1,402	$(476)	$926
Plus: reclassification adjustment for gains included in net earnings	1,457	(496)	961

Other comprehensive income	$2,859	$(972)	$1,887

Note W —	Subsequent Events — Unaudited

      On February 5, 2004, State Bank acquired 100% of Community Home Loan, Inc. (CHL) and operates CHL as a subsidiary of State Bank. CHL is a mortgage bank domiciled in Houston Texas. Based upon financial information as of December 31, 2003, the Bank acquired $11,102 in assets and assumed $10,092 in liabilities. Initial consideration paid was $300 in cash and $200 in Company common stock. Additional consideration will be paid annually through 2007 based upon the achievement of performance objectives. If the objectives are obtained, the Bank would pay an aggregate of an additional $1,300.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

Note X — Parent-Only Financial Statements

Texas United Bancshares, Inc.

(Parent Only)

Balance Sheets

December 31,

	2003	2002

ASSETS
Cash and cash equivalents	$694	$888
Core deposit premium	393	512
Goodwill	2,531	2,531
Other assets	2,849	2,506
Investment in subsidiaries	47,943	45,469

	$54,410	$51,906

LIABILITIES AND SHAREHOLDERS’ EQUITY
Dividends payable	$302	$291
Junior subordinated deferrable interest debentures	12,365	7,210
Subordinated notes and debentures	—	3,241
Borrowings	2,750	5,250
Other liabilities	1,006	496

Total liabilities	16,423	16,488
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock	—	—
Common stock	4,008	3,969
Additional paid-in capital	16,911	16,683
Retained earnings	17,422	13,271
Accumulated other comprehensive (loss) gain	(237)	1,612

	38,104	35,535
Less common stock in treasury — at cost	117	117

	37,987	35,418

	$54,410	$51,906

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

Texas United Bancshares, Inc.

(Parent Only)
Statements of Earnings
Year ended December 31,

	2003	2002	2001

Income	$—	$—	$—
Costs and expenses
Salaries and benefits	310	88	494
Interest expense	1,020	985	792
General and administrative	533	431	363

Total expenses	(1,863)	(1,504)	(1,649)
Other income	102	66	319

Loss before income taxes and equity in net earnings of subsidiary	(1,761)	(1,438)	(1,330)
Current income tax benefit	721	530	423

Loss before equity in net earnings of subsidiaries	(1,040)	(908)	(907)
Equity in net earnings of subsidiaries	6,281	5,186	4,131

NET EARNINGS	$5,241	$4,278	$3,224

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

Texas United Bancshares, Inc.

(Parent Only)
Statements of Cash Flows
Year ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net earnings	$5,241	$4,278	$3,224
Adjustments to reconcile net earnings to net cash used in operating activities:
Earnings of subsidiary	(6,281)	(5,186)	(4,131)
Noncash compensation expense	—	50	105
Amortization	126	66	—
Changes in assets and liabilities:
Increase (decrease) in other assets	96	(284)	(128)
Increase (decrease) in other liabilities	184	(952)	522

Net cash used by operating activities	(634)	(2,028)	(408)
Cash flows from investing activities:
Dividend from subsidiaries	6,000	500	1,500
Cash used to fund operations of subsidiary	—	—	(121)
Capital contribution to subsidiaries	(3,947)	(1,500)	—
Cash paid in business combination, net of cash acquired	—	(648)	—

Net cash provided (used) by investing activities	2,053	(1,648)	1,379
Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of employee stock options	265	53	138
Borrowings, net of repayments	(2,560)	5,250	—
Payment of subordinated notes and debentures	(3,241)	(388)	—
Purchase of treasury stock	—	—	(417)
Sale of treasury stock	—	189	223
Payment of dividends	(1,077)	(1,001)	(838)
Proceeds from issuance of junior subordinated debentures	5,000	—	—

Net cash (used) provided by financing activities	(1,613)	4,103	(894)

Net decrease (increase) in cash and cash equivalents	(194)	427	77
Cash and cash equivalents at beginning of year	888	461	384

Cash and cash equivalents at end of year	$694	$888	$461

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

Supplemental Statement of Cash Flow Information:

      Cash paid during the years ended December 31 for:

	2003	2002	2001

Interest	$1,101	$876	$742
Income taxes	1,725	1,629	600
Noncash operating, investing and financing activities:
Dividends payable included in other liabilities	302	291	266
Common stock issued in connection with business acquisition	—	2,615	—

INDEX TO EXHIBITS

Exhibit
Number		Description of Exhibit

2.1		Agreement and Plan of Reorganization between Texas United Bancshares, Inc. and The Bryan-College Station Financial Holding Company, as amended, dated November 5, 2001 (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (Registration No. 333-84644) (the “Registration Statement”))
3.1		Articles of Incorporation of Texas United, as amended (incorporated herein by reference to Exhibit 3.1 to the Registration Statement)
3.2		Bylaws of Texas United (incorporated herein by reference to Exhibit 3.2 to the Registration Statement)
4.1		Specimen certificate representing shares of Texas United common stock (incorporated herein by reference to Exhibit 4.1 to the Registration Statement)
4	.2*	Indenture dated September 7, 2000 by and between Texas United Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association with respect to the Junior Subordinated Deferrable Interest Debentures of Texas United Bancshares, Inc.
10	.1†	Texas United Bancshares, Inc. 1998 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement)
10	.2†	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Registration Statement)
10	.3†	Texas United Bancshares, Inc. Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement)
10	.4†	Form of Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.4 to the Registration Statement)
10	.5†	Form of Executive Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.5 to the Registration Statement)
21	.1**	Subsidiaries of Texas United
23	.1**	Consent of Grant Thornton LLP, independent auditors of Texas United
31	.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31	.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This Exhibit is not filed herewith because it meets the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K and the Company hereby agrees to furnish a copy thereof to the Commission upon request.

**	Filed herewith.

†	Management contract or compensatory plan or arrangement.