Form 10-Q
period 2004-03-31
TEXAS UNITED BANCSHARES INC
filed 2004-05-13
CIK 1169238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-49928

TEXAS UNITED BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas	75-2768656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒.

As of April 30, 2004, the number of outstanding shares of Common Stock, par value $1.00 per share, was 4,016,736.

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$17,572	$17,268
Federal funds sold and other temporary investments	1,913	—

Total cash and cash equivalents	19,485	17,268
Investment securities available-for-sale, at fair value	180,318	184,547
Loans, net	384,252	376,628
Loans held for sale	18,495	3,810
Premises and equipment, net	26,397	25,802
Accrued interest receivable	2,871	2,984
Goodwill	9,528	9,073
Core deposit intangibles	367	393
Mortgage servicing rights	4,470	4,475
Other assets	12,537	12,704

Total assets	$658,720	$637,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$96,457	$96,337
Interest-bearing	440,292	404,799

Total deposits	536,749	501,136
Federal funds purchased	—	6,891
Other liabilities	7,131	6,646
Borrowings	57,837	71,875
Securities sold under repurchase agreements	3,793	784
Junior subordinated deferrable interest debentures	12,365	12,365

Total liabilities	617,875	599,697

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, none of which are issued and outstanding	—	—
Common stock, $1.00 par value, 20,000,000 shares authorized; 4,022,831 shares issued and 4,016,736 shares outstanding as of March 31, 2004 and 4,008,192 shares issued and 4,002,097 shares outstanding as of December 31, 2003	4,023	4,008
Additional paid-in capital	17,118	16,911
Retained earnings	18,705	17,422
Accumulated other comprehensive income	1,116	(237)
Less treasury stock, at cost	(117)	(117)

Total shareholders’ equity	40,845	37,987

Total liabilities and shareholders’ equity	$658,720	$637,684

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31,
	2004	2003
Interest income:
Loans	$7,517	$7,807
Investment securities:
Taxable	1,587	1,264
Tax-exempt	98	151
Federal funds sold and other temporary investments	4	9

Total interest income	9,206	9,231

Interest expense:
Deposits	1,789	1,933
Federal funds purchased	14	40
Borrowings	473	490
Subordinated notes and debentures	—	87
Junior subordinated deferrable interest debentures	266	183

Total interest expense	2,542	2,733

Net interest income	6,664	6,498
Provision for loan losses	150	800

Net interest income after provision for loan losses	6,514	5,698

Non-interest income:
Service charges on deposit accounts	1,597	1,609
Net servicing fees	(5)	18
Gain on sale of investment securities, net	77	231
Other non-interest income	2,022	721

Total non-interest income	3,691	2,579

Non-interest expense:
Employee compensation and benefits	4,274	3,456
Occupancy	1,088	1,121
Other non-interest expense	2,575	2,139

Total non-interest expense	7,937	6,716

Income before provision for income taxes	2,268	1,561
Provision for income taxes	703	430

Net income	$1,565	$1,131

Earnings per common share:
Basic	$0.39	$0.29
Diluted	$0.37	$0.27
Dividends declared per common share:
Basic	$0.07	$0.07
Diluted	$0.07	$0.07
Weighted average shares outstanding:
Basic	4,010	3,965
Diluted	4,193	4,120

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2004	2003
Net income	$1,565	$1,131
Other comprehensive income, net of tax:
Unrealized holding gains on investment securities arising during the period	1,404	646
Less: reclassification adjustment for gains included in net income	51	152

Other comprehensive income	1,353	494

Total comprehensive income	$2,918	$1,625

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Year Ended December 31, 2003 and

Three Months Ended March 31, 2004

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock at Cost	Total
	Shares	Amount
Balance at January 1, 2003	2,646,139	$2,646	$16,683	$14,594	$1,612	$(117)	$35,418
Net income	—	—	—	5,241	—	—	5,241
Unrealized loss on securities, net of tax and reclassification adjustment	—	—	—	—	(1,849)	—	(1,849)

Other comprehensive income	—	—	—	—	—	—	3,392
Three-for-two stock split	1,331,403	1,331	—	(1,331)	—	—	—
Issuance of common stock upon exercise of employee stock options	30,650	31	234	—	—	—	265
Cash paid in lieu of fractional shares	—	—	(6)	—	—	—	(6)
Dividends	—	—	—	(1,082)	—	—	(1,082)

Balance at December 31, 2003	4,008,192	$4,008	$16,911	$17,422	$(237)	$(117)	$37,987

Unaudited	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock at Cost	Total
	Shares	Amount
Balance at January 1, 2004	4,008,192	$4,008	$16,911	$17,422	$(237)	$(117)	$37,987
Net income	—	—	—	1,565	—	—	1,565
Unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	1,353	—	1,353

Other comprehensive income	—	—	—	—	—	—	2,918
Issuance of common stock upon exercise of employee stock options	2,874	3	19	—	—	—	22
Issuance of common stock in connection with the acquisition of Community Home Loan, Inc.	11,765	12	188	—	—	—	200
Dividends	—	—	—	(282)	—	—	(282)

Balance at March 31, 2004	4,022,831	$4,023	$17,118	$18,705	$1,116	$(117)	$40,845

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,565	$1,131
Adjustments to reconcile net income to net cash (used) provided by operating activities net of effects of acquisition:
Depreciation and amortization	750	791
Impairment on mortgage servicing rights	—	817
Provision for loan losses	150	800
Gain on sales of securities, net	(77)	(231)
Loss on sale of other real estate and premises and equipment	13	21
Gain on sale of loans	(293)	(135)
Amortization of premium, net of discounts on securities	303	329
Changes in:
Loans held for sale	(5,169)	29,661
Other assets	270	(815)
Other liabilities	(288)	(927)

Net cash (used) provided by operating activities	(2,776)	31,442

Cash flows from investing activities net of effects of acquisition:
Purchases of securities available-for-sale	(22,304)	(76,460)
Proceeds from sales, maturities, and principal paydowns of securities available-for-sale	27,659	45,682
Net change in loans	(7,485)	(1,711)
Proceeds from sale of other real estate, loans and premises and equipment	306	135
Acquisition of Community Home Loan, Inc. (net of cash acquired of $762)	(255)	—
Purchases of premises and equipment	(999)	(1,045)

Net cash used by investing activities	(3,078)	(33,399)

Cash flows from financing activities net of effects of acquisition:
Net change in:
Deposits	35,613	21,680
Other borrowings	(23,402)	(1,856)
Federal funds purchased	(6,891)	(12,715)
Subordinated notes and debentures	—	(3,241)
Securities sold under repurchase agreements	3,009	—
Net proceeds from issuance of common stock upon exercise of employee stock options	22	43
Dividends paid	(280)	(264)

Net cash provided by financing activities	8,071	3,647

Net increase in cash and cash equivalents	2,217	1,690
Cash and cash equivalents at beginning of period	17,268	20,574

Cash and cash equivalents at end of period	$19,485	$22,264

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Texas United Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries Texas United Nevada, Inc. (“TUNI”), State Bank (the “Bank”), and Community Home Loan, Inc. (“CHL”). All material intercompany accounts and transactions have been eliminated in the consolidated report of the Company.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at March 31, 2004, the Company’s consolidated results of operations for the three months ended March 31, 2004 and 2003, consolidated cash flows for the three months ended March 31, 2004 and 2003, and consolidated changes in shareholders’ equity for the three months ended March 31, 2004 and the year ended December 31, 2003. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2003 year-end consolidated balance sheet and statement of changes in shareholders’ equity data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

These financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2003 appearing in the Company’s Annual Report on Form 10-K.

2.	EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are computed using the treasury stock method. Basic and diluted earnings per share have been adjusted for the three for two stock split in the form of a 50% stock dividend issued effective October 15, 2003.

3.	INTANGIBLE ASSETS

The gross carrying amount of intangible assets and associated amortization at March 31, 2004 is presented in the following table:

	Gross Carrying Amount	Accumulated Amortization and Impairment
	(dollars in thousands)
Amortized intangible assets:
Mortgage servicing rights	$6,481	$2,011
Core deposit intangibles	$564	$197

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2004. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization for intangible assets:

	Mortgage Servicing Rights	Core Deposit Intangibles	Total
	(dollars in thousands)
Three months ended March 31, 2004 (actual)	$216	$26	$242
Nine months ended December 31, 2004 (estimate)	664	77	741
Estimate for the year ended December 31,
2005	832	88	920
2006	785	72	857
2007	785	56	841
2008	709	40	749
2009	707	25	732

4.	STOCK BASED COMPENSATION

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

Statement of Financial Accounting Standards (SFAS) No. 123, (SFAS 123) “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requires pro forma disclosures of net income and earnings per share for companies not adopting the fair value accounting method for stock-based employee compensation. The pro forma disclosures below use the fair value method of SFAS 123 to measure compensation expense for stock-based compensation plans.

	Three Months Ended March 31,
	2004	2003
	(dollars in thousands, except per share data)
Net income, as reported	$1,565	$1,131
Less: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	7	8

Pro forma net income	$1,558	$1,123

Earnings per share:
Basic – as reported	$0.39	$0.29
Basic – pro forma	0.39	0.28
Diluted – as reported	0.37	0.27
Diluted – pro forma	0.37	0.27

5.	ACCOUNTING CHANGES

Variable Interest Entities

FIN No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (Revised December 2003)” establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with the VIE. Prior to the implementation of FIN 46, VIE’s were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered after January 31, 2003, and are otherwise effective at the beginning of the first interim or annual period ending after December 15, 2003.

The Company has identified TXUI Statutory Trust I (Trust I) and TXUI Statutory Trust II (Trust II) as VIE’s. The Company adopted FIN 46, as revised, in connection with its consolidated financial statements as of and for the year ended December 31, 2003. The adoption of FIN 46, as revised, required the Company to deconsolidate its investment in Trust I because the Company was not the primary beneficiary. Also, the Company recognized as debt the payable to Trust I.

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

Mortgage Loan Interest Rate Lock Commitments

The Securities and Exchange Commission staff recently released Staff Accounting Bulletin (SAB) 105, “Loan Commitments Accounted for as Derivative Instruments.” SAB 105 requires that a lender should not consider the expected future cash flows related to loan servicing or include any internally developed intangible assets, such as customer-related intangible assets, in determining the fair value of loan commitments accounted for as derivatives. Companies will be required to adopt SAB 105 effective no later than for commitments entered into after March 31, 2004. The requirements of SAB 105 will apply to the Company’s mortgage loan interest rate lock commitments related to loans held for sale. At March 31, 2004, such commitments with a notional amount of approximately $12.5 million were outstanding at the Bank. At March 31, 2004, such commitments could not be readily determined at CHL. The fair value of these commitments is insignificant. The Company adopted SAB 105 as of April 1, 2004, and anticipates that application of its guidance will have no significant impact on the Company’s results of operations and financial position.

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to extend credit totaled $84.2 million at March 31, 2004 and $58.0 million at December 31, 2003.

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $3.1 million at March 31, 2004 and $695,000 at December 31, 2003. As of March 31, 2004 and December 31, 2003, no liability for the fair value of the Company’s potential obligations under these guarantees has been recorded since the amount is deemed immaterial.

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

Mortgage servicing rights assets are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, loan loss experience, and costs to service, as well as discount rates that consider the risk involved. Because the values of these assets are sensitive to changes in assumptions, the valuation of mortgage servicing rights is considered a critical accounting estimate. Please refer to Note 3 to the Condensed Consolidated Financial Statements above and discussion of “Non-Interest Income” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional insight into management’s approach in estimating transfers and servicing of financial assets.

8.	SEGMENT INFORMATION

Beginning in 2004, the Company has two reportable operating segments; commercial banking and mortgage banking. The Bank owns 100 percent of CHL and operates CHL as a subsidiary of the Bank (refer to “Recent Developments” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). The Company reports the financial position and the results of operations on a consolidated basis. The commercial banking and the mortgage banking segments are managed separately because each business requires different marketing strategies and each offers different products and services.

Summarized below is the financial information by operating segment for the three-month period ended March 31, 2004 (dollars in thousands):

	Commercial Banking	Mortgage Banking	Total
Net interest income	$5,115	$1,549	$6,664
Noninterest income	2,372	1,319	3,691

Total revenue	7,487	2,868	10,355
Provision for loan losses	(150)	0	(150)
Noninterest expense	(6,130)	(1,807)	(7,937)

Income before income taxes	1,207	1,061	2,268
Provision for income taxes	(371)	(332)	(703)

Net income	$836	$729	$1,565

Total assets, March 31, 2004	$591,700	$67,020	$658,720

9.	ACQUISITION

On February 5, 2004, the Bank acquired 100% of CHL, a mortgage company domiciled in Houston, Texas, and operates it as a subsidiary. Based upon financial information as of December 31, 2003, the Bank acquired $10.9 million in assets and assumed $9.9 million in liabilities. Initial consideration paid was $1.3 million in cash and $200,000 in Company common stock. Additional consideration will be paid annually through 2007 based upon the achievement of performance objectives. If all objectives are obtained, the Bank would pay an additional $1.3 million. The size of the acquisition and the amount of assets acquired were not material in relation to the Company’s overall business. Goodwill of $455,000 was recognized with this transaction.

10.	SUBSEQUENT EVENTS

On April 29, 2004, the Company entered into a definitive agreement to acquire GNB Bancshares, Inc., Gainesville, Texas. Pursuant to the terms of the agreement, in exchange for all outstanding shares of GNB capital stock, the Company will issue $18.4 million in cash and approximately 1,415,384 shares of our common stock, subject to adjustment in the event that the 20 day average trading price of our common stock exceeds or falls below certain pre-agreed levels. GNB’s wholly-owned subsidiary bank, GNB Financial, n.a., will be operated as a separate subsidiary. As of March 31, 2004, on a consolidated basis, GNB had total assets of $224.4 million, total loans of $161.7 million, total deposits of $190.6 million and shareholders’ equity of $19.5 million.

On May 3, 2004, the Company entered into a definitive agreement to purchase the deposits and assume the liabilities of the Caldwell, Texas and Lexington, Texas branches of Central Bank, Houston, Texas. Under the terms of the agreement, we will pay a premium of 8.0% of total deposits and $800,000 for the related real property. As of March 31, 2004, deposits at both branches totaled $102.4 million and loans totaled $33.8 million. Caldwell is located approximately 20 miles from Bryan-College Station and Lexington is located approximately 40 miles north of LaGrange.

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

•	deposit attrition, operating costs, customer loss and business disruption are greater than we expect;

•	competitive factors including product and pricing pressures among financial services organizations may increase;

•	the Company may have difficulty integrating the business of any future acquisitions;

•	changes in the interest rate environment reduce our interest margins;

•	changes in market rates and prices may adversely impact securities, loans, deposits, mortgage servicing rights, and other financial instruments;

•	general business and economic conditions in the markets the Company serves change or are less favorable than it expected;

•	legislative or regulatory changes adversely affect the Company’s business;

•	legislative or regulatory changes adversely affect the Company’s business;

•	personal or commercial bankruptcies increase;

•	changes in accounting principles, policies or guidelines;

•	changes occur in the securities markets; and

•	technology-related changes are harder to make or more expensive than the Company anticipated.

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

Recent Developments. On February 5, 2004, the Bank acquired 100% of CHL, a mortgage company domiciled in Houston, Texas, and operates CHL as a subsidiary. Based upon financial information as of December 31, 2003, the Bank acquired $10.9 million in assets and assumed $9.9 million in liabilities. Initial consideration paid was $1.3 million in cash and $200,000 in Company common stock. Additional consideration will be paid annually through 2007 based upon the achievement of performance objectives. If all objectives are obtained, the Bank would pay an additional $1.3 million. The size of the acquisition and the amount of assets acquired were not material in relation to the Company’s overall business. Goodwill of $455,000 was recognized with this transaction.

Subsequent Events. On April 29, 2004, the Company entered into a definitive agreement to acquire GNB Bancshares, Inc., Gainesville, Texas. Pursuant to the terms of the agreement, in exchange for all outstanding shares of GNB capital stock, the Company will issue $18.4 million in cash and approximately 1,415,384 shares of our common stock, subject to adjustment in the event that the 20 day average trading price of our common stock exceeds or falls below certain pre-agreed levels. GNB’s wholly-owned subsidiary bank, GNB Financial, n.a., will be operated as a separate subsidiary. As of March 31, 2004, on a consolidated basis, GNB had total assets of $224.4 million, total loans of $161.7 million, total deposits of $190.6 million and shareholders’ equity of $19.5 million.

On May 3, 2004, the Company entered into a definitive agreement to purchase the deposits and assume the liabilities of the Caldwell, Texas and Lexington, Texas branches of Central Bank, Houston, Texas. Under the terms of the agreement, we will pay a premium of 8.0% of total deposits and $800,000 for the related real property. As of March 31, 2004, deposits at both branches totaled $102.4 million and loans totaled $33.8 million. Caldwell is located approximately 20 miles from Bryan-College Station and Lexington is located approximately 40 miles north of LaGrange.

General. The Company is a financial holding company formed in June 1998 as a result of the merger of South Central Texas Bancshares, Inc. with and into Premier Bancshares, Inc. At the effective date of the merger, the resulting company changed its name to Texas United Bancshares, Inc. The Company derives substantially all of its net income from its wholly-owned subsidiary State Bank. At March 31, 2004, the Company had eighteen full service banking centers and three loan production offices of the Bank located in the greater central and south central Texas area. In addition, the Company has seven loan production offices of CHL located in Houston and San Antonio.

Net income for the three months ended March 31, 2004 was $1.6 million, an increase of 45.5% compared with net income of $1.1 million for the same period in 2003. The increase in net income was primarily due to the higher non-interest income and lower provision for loan losses partially offset by increased non-interest expense. Basic and diluted EPS for the three months ended March 31, 2004 were $0.39 and $0.37 compared with $0.29 and $0.27 for the same period in 2003.

At March 31, 2004, total assets were $658.7 million compared with $637.7 million at December 31, 2003. The $21.0 million or 3.3% increase in total assets over December 31, 2003 was attributable to the increase in net loans and loans held for sale. At March 31, 2004, net loans, including loans held for sale, were $402.7 million compared with $380.4 million at December 31, 2003. Total deposits at March 31, 2004 were $536.7 million compared with $501.1 million at December 31, 2003. The $35.6 million or 7.1% increase in deposits over December 31, 2003 is attributed to internal growth. Shareholders’ equity at March 31, 2004 was $40.8 million compared with $38.0 million at December 31, 2003. The $2.8 million or 7.4% increase is attributable to earnings retention and improvement on the fair market value on available-for-sale securities included in accumulated other comprehensive income. The Company’s annualized return on average assets was 0.96% for the three months ended March 31, 2004, up from the 0.79% for the same period in 2003. The annualized return on average shareholders’ equity was 15.3% for the three months ended March 31, 2004, up from 12.7% for the same period in 2003.

Net Interest Income. For the three months ended March 31, 2004, net interest income, before the provision for loan losses, increased by 3.1% to $6.7 million from $6.5 million in the same period in 2003. The increase was primarily due to the increased volumes in loans and investment securities and the strategic lowering of the cost of funds in relation to the decrease in rates on earning assets. This has resulted in lower yields on earning assets partially offset by lower rates paid for interest-bearing liabilities. For the three months ended March 31, 2004 and 2003, the net interest margins and spreads decreased by 55 basis points to 4.63% from 5.18% and by 50 basis points to 4.38% from 4.88%, respectively.

Interest income for the three months ended March 31, 2004 and 2003 was $9.2 million. As compared with the three months ended March 31, 2003, the average total loan volume for the three months ended March 31, 2004 increased by $13.1 million or 3.5%, and the average yield on average total loan volume decreased 64 basis points to 7.72%. As compared with the three months ended March 31, 2003, average total investment volume for the three months ended March 31, 2004 increased by $56.8 million or 44.2%, and the average yield on average investments decreased by 75 basis points. For the three months ended March 31, 2004, as compared with the same period in 2003, the yield on total average earning assets decreased by 95 basis points to 6.40%.

Interest expense decreased for the three months ended March 31, 2004 by $191,000 or 7.0% compared with the same period in 2003. As compared to the three month period ended March 31, 2003, average interest bearing deposit volumes increased by $54.9 million or 15.0% while the average rates paid on interest bearing deposits decreased by 71 basis points to 1.71%.

The following tables set forth, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The tables also set forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities and the net interest margin on average total interest-earning assets for the same periods. Non accruing loans have been included in the table as loans carrying a zero yield.

	For the three months ended March 31,
	2004			2003
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$391,820	$7,517	7.72%	$378,671	$7,807	8.36%
Taxable securities	176,593	1,587	3.61	115,105	1,264	4.45
Tax-exempt securities	8,815	98	4.47	13,504	151	4.53
Federal funds sold	1,502	4	1.07	1,917	9	1.90

Total interest earning assets	578,730	9,206	6.40	509,197	9,231	7.35

Less allowance for loan losses	3,894			3,593

Total interest-earning assets, net of allowance for loan losses	574,836			505,604
Noninterest-earning assets	75,774			75,683

Total Assets	$650,610			$581,287

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$151,712	$441	1.17%	$120,205	$325	1.10%
Savings and money market accounts	87,184	237	1.09	64,742	180	1.13
Time deposits	182,444	1,111	2.45	181,512	1,428	3.19
Federal funds purchased	5,195	14	1.08	9,668	40	1.68
Junior subordinated deferrable interest debentures	12,365	266	8.65	7,000	183	10.60
Other borrowings	67,786	473	2.81	62,002	490	3.21
Subordinated notes and debenture	—	—	—	3,241	87	10.89

Total interest-bearing liabilities	506,686	2,542	2.02	448,370	2,733	2.47

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	95,980			89,557
Other liabilities	7,099			7,232

Total liabilities	609,765			545,159
Shareholders’ equity	40,845			36,128

Total liabilities and shareholders’ equity	$650,610			$581,287

Net interest income		$6,664			$6,498

Net interest spread			4.38%			4.88%
Net interest margin			4.63%			5.18%

(1)	Annualized

The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to changes in outstanding balances and changes in interest rates for the three month period ended March 31, 2004 compared with the same period ended March 31, 2003. For purposes of these tables, changes attributable to both rate and volume have been allocated proportionately to the change due to volume and rate.

	Three months ended March 31, 2004 vs. 2003
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$252	$(542)	$(290)
Securities	531	(261)	270
Federal funds sold	(1)	(4)	(5)

Total increase (decrease) in interest income	782	(807)	(25)
Interest-bearing liabilities:
Interest-bearing demand deposits	92	24	116
Savings and money market accounts	61	(4)	57
Time deposits	6	(323)	(317)
Federal funds purchased	(12)	(14)	(26)
Junior subordinated deferrable interest debentures	115	(32)	83
Other borrowings	40	(57)	(17)
Subordinated notes and debentures	(87)	—	(87)

Total increase (decrease) in interest expense	215	(406)	(191)

Increase (decrease) in net interest income	$567	$(401)	$166

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level deemed adequate by management. For the three months ended March 31, 2004 compared with the same period in 2003, the provision decreased by $650,000 or 81.3% to $150,000. The decrease in provisions for loans losses is attributed to a net recovery position of $50,000 at March 31, 2004 compared to a net charge-off of $500,000 for the same period in 2003.

The allowance for loan losses at March 31, 2004 was $4.1 million, compared with $3.9 million at December 31, 2003. During 2003, management increased the provisions made primarily due to growth in the loan portfolio and changes in the Central Texas economy. At March 31, 2004 and December 31, 2003, the ratio of loan loss allowance to total loans was 1.01%.

Non-interest Income. Non-interest income for the three months ended March 31, 2004 and 2003 was $3.7 million and $2.6 million, respectively, an increase of $1.1 million or 42.3%. The increase is primarily attributed to mortgage fees generated by CHL.

The following table presents, for the periods indicated, the major categories of non-interest income:

	For the three months ended March 31,
	2004	2003
	(Dollars in thousands)
Service charges on deposit accounts	$1,597	$1,609
Net servicing fees	(5)	18
Net gain on sale of investment securities	77	231
Mortgage fees on loans held for sale	1,238	—
Other non-interest income	784	721

Total non-interest income	$3,691	$2,579

Non-interest Expense. For the three months ended March 31, 2004, non-interest expense increased by $1.5 million or 22.4% to $8.1 million compared with the same period in 2003. The increase in non-interest expense was due to additional employee compensation and benefits and other operating expenses related to CHL and increased occupancy, data processing and technology costs, as more fully discussed below.

The following table presents, for the periods indicated, the major categories in non-interest expense:

	For the three months ended March 31,
	2004	2003
	(Dollars in thousands)
Employee compensation and benefits	$4,274	$3,456
Non-staff expenses:
Net occupancy	583	330
Depreciation and amortization	750	791
Data processing	312	237
Legal and professional fees	357	237
Advertising	83	136
Printing and supplies	116	134
Telecommunications	134	128
Other non-interest expense	1,328	1,267

Total non-staff expenses	3,663	3,260

Total non-interest expense	$7,937	$6,716

Employee compensation and benefits expense represents 53.8% of total non-interest expense for the three months ended March 31, 2004. Employee compensation and benefits expense for the three months ended March 31, 2004 and 2003 was $4.3 million and $3.5 million, respectively, an increase of $800,000 or 22.9%. The increase for the three month period ended March 31, 2004 was primarily due to costs associated with the additional staff to meet loan growth and additional staff acquired with CHL. Total full-time equivalent (FTE) employees at March 31, 2004 and 2003 were 369 and 316, respectively.

For the three months ended March 31, 2004, non-staff expenses increased by $403,000 or 12.4% compared with the same period in 2003. The increased non-staff expense is attributed to higher occupancy expense, professional fees, the upgrade of technology systems, the inclusion of CHL, and other operating system improvements.

Financial Condition

Loan Portfolio. Total loans, including loans held for sale, increased by $22.5 million or 5.9%, from $384.3 million at December 31, 2003 to $406.8 million at March 31, 2004. The increase is primarily attributed to an increase in commercial real estate loans and real estate loans held for sale. Commercial real estate loans were $123.0 million at March 31, 2004, an increase of $8.0 million or 7.0%, compared with $115.0 million at December 31, 2003. Real estate loans held for sale were $18.5 million at March 31, 2004, an increase of $14.7 million or 386.8%, compared with $3.8 million at December 31, 2003.

The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	March 31, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$67,548	16.6%	$63,793	16.6%
Real estate:
1-4 residential	137,908	33.9	140,020	36.4
Commercial	123,023	30.2	115,033	29.9
Held for sale	18,495	4.5	3,810	1.0
Other	9,210	2.3	8,488	2.2
Consumer and other, net	50,656	12.5	53,187	13.9

Total loans	$406,840	100.0%	$384,331	100.0%

Allowance for loan losses	(4,093)		(3,893)

Net loans	$402,747		$380,438

Nonperforming Assets. Nonperforming assets were $2.4 million at March 31, 2004 and $2.3 million at December 31, 2003.

The Company generally places a loan on nonaccrual status and ceases to accrue interest when loan payment performance is deemed unsatisfactory, unless the loan is both well-secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual is recorded as a reduction of principal as long as doubt exists as to collection.

The following table presents information regarding nonperforming assets at the dates indicated:

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Nonaccrual loans	$1,349	$1,255
Accruing loans 90 days or more past due	724	733
Other real estate	333	273

Total nonperforming assets	$2,406	$2,261

Nonperforming assets to total assets	0.37%	0.35%
Nonperforming assets to total loans and other real estate	0.59%	0.59%

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

For the three months ended March 31, 2004, net loan recoveries were $50,000. Net loan charge-offs were $2.3 million or 0.61% of average loans outstanding for the year ended December 31, 2003. At March 31, 2004 and December 31, 2003, the allowance for loan losses aggregated $4.1 million and $3.9 million, respectively, or 1.01%

of total loans for both periods. At March 31, 2004, the allowance for loan losses as a percentage of nonperforming loans was 197.4% compared with 195.8% at December 31, 2003.

The following table presents for the periods indicated an analysis of the allowance for loan losses and other related data:

	Three Months Ended March 31, 2004	Year Ended December 31, 2003
	(Dollars in thousands)
Average total loans outstanding	$391,820	$376,988

Total loans outstanding at end of period	$406,840	$384,331

Allowance for loan losses at beginning of period	3,893	3,296
Provision for loan losses	150	2,900
Charge-offs:
Commercial and industrial	(—)	(916)
Real estate	(46)	(321)
Consumer	(173)	(2,001)
Other	(25)	(—)

Total charge-offs	(244)	(3,238)

Recoveries:
Commercial and industrial	88	153
Real estate	3	82
Consumer	202	683
Other	1	17

Total recoveries	294	935

Net loan recoveries (charge-offs)	50	(2,303)

Allowance for loan losses at end of period	$4,093	$3,893

Ratio of allowance to end of period total loans	1.01%	1.01%
Ratio of net loan charge-offs to average total loans	—	0.61%
Ratio of allowance to end of period nonperforming loans	197.44%	195.82%

Securities. At March 31, 2004, the securities portfolio totaled $180.3 million, reflecting a decrease of $4.2 million or 2.3% from $184.5 million at December 31, 2003. During the three months ended March 31, 2004, the Company purchased $22.3 million in investment securities. Additionally, the Company sold $23.8 million of securities in an effort to reposition the portfolio for current economic conditions and to provide funding for loan growth. The Company also received $3.9 million in maturities and principal paydowns on investment securities.

Deposits. At March 31, 2004, total deposits were $536.7 million, an increase of $35.6 million or 7.1% from $501.1 million at December 31, 2003. The increase is primarily due to internal growth. Non-interest-bearing deposits at March 31, 2004 increased by $200,000 or 0.2% to $96.5 million from $96.3 million at December 31, 2003. Interest-bearing deposits at March 31, 2004 increased by $35.5 million or 8.8% to $440.3 million from $404.8 million at December 31, 2003. The Company’s ratios of non-interest-bearing demand deposits to total deposits as of March 31, 2004 and December 31, 2003 were 18.0% and 19.2%, respectively.

Borrowings. The Company utilizes borrowings to supplement deposits to fund its lending and investing activities. Borrowings consist of short-term and long-term advances from FHLB and advances on the revolving credit line with a bank. Federal funds purchased decreased $6.9 million to $0 at March 31, 2004 from December 31, 2003. Borrowings decreased $14.1 million to $57.8 million at March 31, 2004 from $71.9 million at December 31,

2003. The maturity dates for the FHLB borrowings range from the years 2004 to 2013 and have interest rates from 1.17% to 5.91%. Additionally, the Company had three unsecured lines of credit with correspondent banks totaling $30.0 million at March 31, 2004 and $23.1 million at December 31, 2003.

At March 31, 2003, the Company has $2.8 million borrowed on its $10.0 million revolving credit line with a bank. Any borrowings under the line of credit bear interest at Federal Funds rate plus 2.25%. The line of credit expires in March 2005.

At March 31, 2004, the Company’s had $12.4 million outstanding in junior subordinated deferrable interest debentures issued to its subsidiary trusts.

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

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. At March 31, 2004, the Company had cash and cash equivalents of $19.5 million, up $2.2 million or 12.7%, from $17.3 million at December 31, 2003. The increase is mainly attributed to the increase in deposits partially offset by the reduction in federal funds purchased and borrowings.

The Company views time deposits as a stable means of supporting loan growth. The Company believes, based on its historical experience, that its large time deposits have core-type characteristics. The Company anticipates that this source of funding will continue to sustain a portion of the Company’s asset growth in the future.

Capital Resources. Shareholders’ equity increased from $38.0 million at December 31, 2003 to $40.8 million at March 31, 2004, an increase of $2.8 million or 7.4%. The increase was primarily due to a net addition to undivided profits of $1.6 million, $200,000 in common stock issued in connection with the CHL acquisition, and a $1.4 million improvement in unrealized securities gains, partially offset by dividends of $282,000.

The following table provides a comparison of the Company’s and State Bank’s leverage and risk-weighted capital ratios as of March 31, 2004 to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at March 31, 2004
The Company
Leverage ratio	4.00	% (1)	N/A	6.46%
Tier 1 risk-based capital ratio	4.00%		N/A	9.61%
Risk-based capital ratio	8.00%		N/A	10.56%
The Bank
Leverage ratio	4.00	% (2)	5.00%	6.71%
Tier 1 risk-based capital ratio	4.00%		6.00%	9.94%
Risk-based capital ratio	8.00%		10.00%	10.89%

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes since December 31, 2003. For more information regarding quantitative and qualitative disclosures about market risk, please refer to the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2003, and in particular, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Market Risk.”

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

Changes in internal controls over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have a materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 2.	Changes in Securities, Use of Proceed, and Issuer Purchases of Equity Securities

(a)	Not applicable

(b)	No applicable

(c)	Recent Sales of Unregistered Securities

In February 2004, the Company issued 11,765 shares of Common Stock to three shareholders in connection with the acquisition of Community Home Loan, Inc. in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended.

(d)	Not applicable

(e)	Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6A.	Exhibits

Exhibit Number	Identification of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6B.	Reports on Form 8-K

The Company filed a Current Report on Form 8-K under Items 7 and 12 on January 31, 2004 to announce the release of its earnings for the fourth quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2004	By:	/s/ L. Don Stricklin

L. Don Stricklin President and Chief Executive Officer (principal executive officer)

Date: May 13, 2004	By:	/s/ Thomas N. Adams

Thomas N. Adams Executive Vice President and Chief Financial Officer (principal financial officer/ principal accounting officer)