Form 10-Q
period 2004-06-30
TEXAS UNITED BANCSHARES INC
filed 2004-08-13
CIK 1169238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of July 31, 2004, the number of outstanding shares of Common Stock, par value $1.00 per share was 4,024,553.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$18,501	$17,268
Federal funds sold and other temporary investments	—	—

Total cash and cash equivalents	18,501	17,268
Investment securities available-for-sale, at fair value	241,286	184,547
Loans, net	414,799	376,628
Loans held for sale	16,207	3,810
Premises and equipment, net	28,005	25,802
Accrued interest receivable	3,489	2,984
Goodwill	9,573	9,073
Core deposit intangibles, net	341	393
Mortgage servicing rights, net	4,790	4,475
Other assets	14,640	12,704

Total assets	$751,631	$637,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$107,597	$96,337
Interest-bearing	459,843	404,799

Total deposits	567,440	501,136
Federal funds purchased	33,037	6,891
Other liabilities	5,932	6,646
Borrowings	87,330	71,875
Securities sold under repurchase agreements	7,957	784
Junior subordinated deferrable interest debentures	12,365	12,365

Total liabilities	714,061	599,697

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, none of which are issued and outstanding	—	—
Common stock, $1.00 par value, 20,000,000 authorized; 4,030,648 shares issued and 4,024,553 outstanding as of June 30, 2004 and 4,008,192 shares issued and 4,002,097 outstanding as of December 31, 2003	4,031	4,008
Additional paid-in capital	17,155	16,911
Retained earnings	19,919	17,422
Accumulated other comprehensive loss	(3,418)	(237)
Less treasury stock, at cost	(117)	(117)

Total shareholders’ equity	37,570	37,987

Total liabilities and shareholders’ equity	$751,631	$637,684

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Interest income:
Loans	$7,991	$7,725	$15,508	$15,305
Investment securities:
Taxable	1,825	1,366	3,412	2,630
Tax-exempt	97	147	195	298
Federal funds sold and other temporary investments	3	44	7	53

Total interest income	9,916	9,282	19,122	18,286

Interest expense:
Deposits	2,035	1,956	3,824	3,889
Federal funds purchased	48	45	62	85
Borrowings	419	534	892	1,024

Subordinated notes and debentures	—	—	—	87
Junior subordinated deferrable interest debentures	266	186	532	369

Total interest expense	2,768	2,721	5,310	5,454

Net interest income	7,148	6,561	13,812	12,832
Provision for loan losses	300	500	450	1,300

Net interest income after provision for loan losses	6,848	6,061	13,362	11,532

Non-interest income:
Service charges on deposit accounts	2,228	1,689	3,825	3,298
Mortgage servicing revenue	290	385	498	1,404
Gain on sale of investment securities, net	71	684	148	915
Other non-interest income	2,078	631	4,100	1,352

Total non-interest income	4,667	3,389	8,571	6,969

Non-interest expense:
Employee compensation and benefits	5,722	4,349	9,996	7,805
Occupancy	1,117	1,144	2,205	2,265
Other non-interest expense	2,357	1,934	5,145	4,847

Total non-interest expense	9,196	7,427	17,346	14,917

Earnings before provision for income taxes	2,319	2,023	4,587	3,584
Provision for income taxes	824	631	1,527	1,061

Net earnings	$1,495	$1,392	$3,060	$2,523

Earnings per common share:
Basic	$0.37	$0.35	$0.76	$0.64
Diluted	$0.36	$0.34	$0.73	$0.61
Weighted average shares outstanding:
Basic	4,020	3,978	4,015	3,971
Diluted	4,200	4,139	4,197	4,130

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net earnings	$1,495	$1,392	$3,060	$2,523

Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on investment securities arising during the period	(4,486)	984	(3,083)	1,631
Less: reclassification adjustment for gains included in net income	48	451	98	604

Other comprehensive (loss) income	(4,534)	533	(3,181)	1,027

Total comprehensive (loss) income	$(3,039)	$1,925	$(121)	$3,550

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Year Ended December 31, 2003 and

Six Months Ended June 30, 2004

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock at Cost	Total
	Shares	Amount
Balance at January 1, 2003	2,646,139	$2,646	$16,683	$14,594	$1,612	$(117)	$35,418
Net earnings	—	—	—	5,241	—	—	5,241
Unrealized loss on securities, net of tax and reclassification adjustment	—	—	—	—	(1,849)	—	(1,849)

Comprehensive income							3,392
Three-for-two stock split	1,331,403	1,331	—	(1,331)	—	—	—
Issuance of common stock upon exercise of employee stock options	30,650	31	234	—	—	—	265
Cash paid in lieu of fractional shares	—	—	(6)	—	—	—	(6)
Dividends ($0.28 per share)	—	—	—	(1,082)	—	—	(1,082)

Balance at December 31, 2003	4,008,192	$4,008	$16,911	$17,422	$(237)	$(117)	$37,987

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock at Cost	Total
	Shares	Amount
Balance at January 1, 2004	4,008,192	$4,008	$16,911	$17,422	$(237)	$(117)	$37,987
Net earnings	—	—	—	3,060	—	—	3,060
Unrealized loss on securities, net of tax and reclassification adjustment	—	—	—	—	(3,181)	—	(3,181)

Comprehensive loss							(121)
Issuance of common stock upon exercise of employee stock options	10,691	11	56	—	—	—	67
Issuance of common stock in connection with the acquisition of Community Home Loan, Inc.	11,765	12	188	—	—	—	200
Dividends ($0.14 per share)	—	—	—	(563)	—	—	(563)

Balance at June 30, 2004	4,030,648	$4,031	$17,155	$19,919	$(3,418)	$(117)	$37,570

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$3,060	$2,523
Adjustments to reconcile net earnings to net cash (used) provided by operating activities net of effects of acquisitions:
Depreciation and amortization	1,511	1,512
(Reversal) impairment of mortgage servicing rights	(263)	856
Provision for loan losses	450	1,300
Gain on sales of securities, net	(149)	(915)
Gain on sale of other real estate, loans, premises and equipment	(523)	(242)
Amortization of premium, net of discounts on securities	667	737
Changes in:
Loans held for sale	(2,832)	25,483
Other assets	(2,391)	(2,125)
Other liabilities	(1,485)	530

Net cash (used) provided by operating activities	(2,445)	29,659

Cash flows from investing activities net of effects of acquisition:
Purchases of securities available-for-sale	(103,019)	(116,912)
Proceeds from sales, maturities, and principal paydowns of securities available-for-sale	42,426	76,383
Net change in loans	(38,332)	(9,416)
Proceeds from sale of other real estate, loans, premises and equipment	523	520
Purchases of premises and equipment	(3,120)	(2,164)
Acquisition of Community Home Loan, Inc. (net of cash acquired of $762)	(300)	—

Net cash used by investing activities	(101,822)	(51,589)

Cash flows from financing activities net of effects of acquisition:
Net change in:
Deposits	66,304	42,695
Other borrowings	6,091	(8,945)
Federal funds purchased	26,146	(7,469)
Subordinated notes and debentures	—	(3,241)
Securities sold under repurchase agreements	7,173	—
Net proceeds from issuance of common stock upon exercise of employee stock options	67	210
Dividends paid	(281)	(529)

Net cash provided by financing activities	105,500	22,721

Net increase in cash and cash equivalents	1,233	791
Cash and cash equivalents at beginning of period	17,268	20,574

Cash and cash equivalents at end of period	$18,501	$21,365

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at June 30, 2004, the Company’s consolidated results of operations for the three and six months ended June 30, 2004 and 2003, respectively, consolidated cash flows for the six months ended June 30, 2004 and 2003, and consolidated changes in shareholders’ equity for the six months ended June 30, 2004. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2003 year-end consolidated balance sheet and statement of changes in shareholders’ equity data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

These financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2003 appearing in the Company’s Annual Report on Form 10-K for 2003.

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

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net earnings available to common shareholders used in basic and diluted EPS	$1,495	$1,392	$3,060	$2,523

Weighted-average common shares used in basic EPS	4,020	3,978	4,015	3,971
Effect of dilutive securities:
Stock options	180	161	182	159

Weighted-average common shares and potentially dilutive common shares used in diluted EPS	4,200	4,139	4,197	4,130

Basic EPS	$0.37	$0.35	$0.76	$0.64
Diluted EPS	$0.36	$0.34	$0.73	$0.61

The amounts shown above do not give effect to the additional shares that the Company will issue related to the acquisition of GNB Bancshares, Inc. and the public offering as more fully described in Note 9.

3. INTANGIBLE ASSETS

The gross carrying amount of intangible assets and associated amortization at June 30, 2004 is presented in the following table:

	Gross Carrying Amount	Accumulated Amortization and Impairment
Amortized intangible assets:
Mortgage servicing rights	$6,763	$1,973
Core deposit intangibles	$564	$223

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2004. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization for intangible assets:

	Mortgage Servicing Rights	Core Deposit Intangibles	Total
Six months ended June 30, 2004 (actual)	$441	$52	$493
Six months ended December 31, 2004 (estimate)	467	51	518
Estimate for the year ended December 31,
2005	879	88	967
2006	832	72	904
2007	832	56	888
2008	756	40	796
2009	754	25	779

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

Statement of Financial Accounting Standards (SFAS) No. 123, (SFAS 123) “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requires pro forma disclosures of net earnings and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro forma disclosures below use the fair value method of SFAS 123 to measure compensation expense for stock-based compensation plans.

	Six Months Ended June 30,
	2004	2003
Net earnings, as reported	$3,060	$2,523
Less: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	10	16

Pro forma net earnings	$3,050	$2,507

	Six Months Ended June 30,
	2004	2003
Earnings per share:
Basic – as reported	$0.76	$0.64
Basic – pro forma	0.76	0.63

Diluted – as reported	0.73	0.61
Diluted – pro forma	0.73	0.61

5. ACCOUNTING CHANGES

Variable Interest Entities

FIN No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (Revised December 2003)” establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with the VIE. Prior to the implementation of FIN 46, as revised, VIE’s were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46, as revised, were effective immediately for all arrangements entered after January 31, 2003, and were otherwise effective at the end of the first interim or annual period ending after March 15, 2004 unless the VIE is considered a special purpose entity, as to which the effective date was no later than the end of the first reporting period that ended after December 15, 2003.

The Company has identified TXUI Statutory Trust I (Trust I) and TXUI Statutory Trust II (Trust II) as VIE’s. The Company adopted FIN 46, as revised, in connection with its consolidated financial statements as of and for the year ended December 31, 2003. The adoption of FIN 46, as revised, required the Company to deconsolidate its investment in Trust I because the Company was not the primary beneficiary. Also, the Company recognized as debt the payable to Trust I. Trust II, which was created after adoption of FIN 46, as revised, is also not consolidated.

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

Companies were required to adopt SAB 105 effective no later than for commitments entered into after March 31, 2004. The requirements of SAB 105 apply to the Company’s mortgage loan interest rate lock commitments related to loans held for sale. At June 30, 2004, such commitments with a notional amount of approximately $22.3 million were outstanding at the Bank. The fair value of these commitments is insignificant. The Company adopted SAB 105 as of April 1, 2004, and application of its guidance had no material impact on the Company’s results of operations and financial position.

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to extend credit totaled $94.8 million at June 30, 2004 and $58.0 million at December 31, 2003.

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $3.5 million at June 30, 2004 and $695,000 at December 31, 2003. At June 30, 2004, the outstanding standby letters of credit had a weighted average term of approximately one year. As of June 30, 2004 and December 31, 2003, no liability for the fair value of the Company’s potential obligations under these guarantees has been recorded since the amount is deemed immaterial.

7. CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding the results reported. The Company believes that of its significant accounting policies, the allowance for loan losses and mortgage servicing rights assets may involve a higher degree of judgment and complexity.

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. Loans are charged to the allowance when the loss is confirmed or when a determination is made that a probable loss has occurred on a specific loan. Recoveries are credited to the allowance at the time of recovery. Throughout the year, management estimates the probable level of losses to determine whether the allowance for loan losses is adequate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined to be adequate to absorb losses. Management’s judgment as to the level of probable losses on existing loans involves the consideration of current economic conditions and their estimated effects on specific borrowers; an evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond the Company’s control. Please refer to the subsequent discussion of “Allowance for Loan Losses” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional insight into management’s approach and methodology in estimating the allowance for loan losses.

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

8. SEGMENT INFORMATION

Beginning in 2004, the Company has two reportable operating segments; commercial banking and mortgage banking. The Bank owns 100% of CHL and operates CHL as a subsidiary of the Bank (refer to “Recent Developments” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). The Company reports the financial position and the results of operations on a consolidated basis. The commercial banking and the mortgage banking segments are managed separately because each business requires different marketing strategies and each offers different products and services.

Summarized below is the financial information by operating segment for the three and six-month period ended June 30, 2004 (dollars in thousands):

	For the Three Months Ended June 30, 2004			For the Six Months Ended June 30, 2004
	Commercial Banking	Mortgage Banking	Consolidated	Commercial Banking	Mortgage Banking	Consolidated
Net interest income	$5,766	$1,382	$7,148	$10,881	$2,931	$13,812
Noninterest income	2,303	2,364	4,667	4,888	3,683	8,571

Total revenue	8,069	3,746	11,815	15,769	6,614	22,383
Provision for loan losses	(300)	—	(300)	(450)	—	(450)
Noninterest expense	(6,261)	(2,935)	(9,196)	(12,604)	(4,742)	(17,346)

Earnings before income taxes	1,508	811	2,319	2,715	1,872	4,587
Provision for income taxes	(521)	(303)	(824)	(892)	(635)	(1,527)

Net earnings	$987	$508	$1,495	$1,823	$1,237	$3,060

Total assets, June 30, 2004	$680,701	$70,930	$751,631	$680,701	$70,930	$751,631

9. PENDING AND COMPLETED ACQUISITIONS AND STOCK OFFERING

On February 5, 2004, the Bank acquired 100% of CHL and operates CHL as a subsidiary of State Bank. CHL is a mortgage company domiciled in Houston, Texas. Based upon financial information as of December 31, 2003, State Bank acquired $10.9 million in assets and assumed $9.9 million in liabilities. Initial consideration paid was $1.3 million in cash and $200,000 in common stock of the Company. Additional consideration will be paid annually through 2007 based upon the achievement of performance objectives. If all objectives are obtained, State Bank would pay an additional $1.3 million. The size of the acquisition and the amount of assets acquired were not material in relation to the Company’s overall business. Goodwill of $500,000 was recognized with this transaction.

On April 29, 2004, the Company entered into a definitive agreement to acquire GNB Bancshares, Inc., Gainesville, Texas. Pursuant to the terms of the agreement, in exchange for all outstanding shares of GNB capital stock, the Company will pay $18.4 million in cash and issue approximately 1,415,384 shares of its common stock, subject to adjustment in the event that the 20 day average sales price of the Company’s common stock exceeds or falls below certain pre-agreed levels. The Company plans to operate GNB’s wholly-owned subsidiary bank, GNB Financial, n.a., as a separate subsidiary. As of June 30, 2004, on a consolidated basis, GNB had total assets of $223.4 million, total loans of $166.6 million, total deposits of $189.4 million and shareholders’ equity of $19.4 million. The Company expects to complete the acquisition, subject to shareholder and regulatory approval, in September 2004.

        Pursuant to a registration statement on Form S-1 filed with, and declared effective by, the Securities and Exchange Commission, the Company sold 2,000,000 shares of its common stock at $17.00 per share to the public in an underwritten firm commitment offering which closed on August 10, 2004. The Company has also granted the underwriters a 30-day option to purchase an additional 300,000 shares to cover over-allotments, if any. Of the $31.6 million in net proceeds, after deduction of underwriting discounts and commissions and $500,000 in estimated offering expenses, approximately $10.0 million was used to repay the Company’s outstanding line of credit which was used as additional capital to support the acquisition of the additional assets from the Central Bank branches. In addition, approximately $18.4 million of the net proceeds will be used to pay the cash portion of the merger consideration to be paid to GNB shareholders and the balance will be used for general corporate purposes, including contributions to the capital of State Bank, the possible opening of additional branches and the possible acquisition of financial institutions.

On May 3, 2004, the Company entered into a definitive agreement to purchase the loans and premises and assume the deposit liabilities of the Caldwell, Texas and Lexington, Texas branches of Central Bank, Houston, Texas. Under the terms of the agreement, the Company agreed to pay a premium of 8.02% of total deposits and $800,000 for the related real property and improvements and the related furniture, fixtures and equipment. Because the title work and survey for the Caldwell location was not complete at July 30, 2004, the planned closing date, the definitive agreement was amended to defer the acquisition of the Caldwell real estate and related improvements until a survey and title commitment could be delivered by Central Bank and reviewed and approved by the Company. Pending acquisition of the property at the agreed price of $395,000, the Company entered into a 60-day lease of the facility for a nominal rent.

Except for the Caldwell facility, the acquisition was completed on July 30, 2004. On such date, deposits at both branches totaled $99.2 million and loans totaled $33.1 million. Based on these totals, the Company paid approximately $8.4 million to acquire these branches, not including the $395,000 purchase price for the Caldwell facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-looking Statements

Statements and financial discussion and analysis contained in the Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements include information about possible or assumed future results of the Company’s operations or performance. When the Company uses any of the words “believe,” “expect”, “anticipate”, “estimate”, “continue”, “intend”, “may”, “will”, “should”, or similar expressions, identifies these forward-looking statements. Many possible factors or events could affect the future financial results and performance of the Company and could cause those financial results or performance to differ materially from those expressed in the forward-looking statement. These possible events or factors include, without limitation:

•	general business and economic conditions in the markets the Company serves change or are less favorable than it expected;

•	deposit attrition, operating costs, customer loss and business disruption are greater than the Company expected;

•	competitive factors including product and pricing pressures among financial services organizations may increase;

•	changes in the interest rate environment reduce the Company’s interest margins;

•	changes in market rates and prices may adversely impact securities, loans, deposits, mortgage servicing rights, and other financial instruments;

•	legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial securities industry may adversely affect the Company’s business;

•	personal or commercial bankruptcies increase;

•	the Company’s ability to expand and grow its business and operations, including the establishment of additional branches and acquisition of additional banks or branches of banks may be more difficult or costly than the Company expected;

•	any future acquisitions may be more difficult to integrate than expected and the Company may be unable to realize any cost savings and revenue enhancements the Company may have projected in connection with such acquisitions;

•	changes in accounting principles, policies or guidelines;

•	changes occur in the securities markets; and

•	technology-related changes may be harder to make or more expensive than the Company anticipated.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Company believes it has chosen the assumptions or bases in good faith and that they are reasonable. However, the Company cautions you that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. The Company will not update these statements unless the securities laws require us to do so.

Pending and Completed Acquisitions. On February 5, 2004, the Bank acquired 100% of Community Home Loan, Inc. (“CHL”) and operates CHL as a subsidiary of State Bank. CHL is a mortgage company domiciled in Houston, Texas. Based upon financial information as of December 31, 2003, State Bank acquired $10.9 million in assets and assumed $9.9 million in liabilities. Initial consideration paid was $1.3 million in cash and $200,000 in common stock of the Company. Additional consideration will be paid annually through 2007 based upon the achievement of performance objectives. If all objectives are obtained, State Bank would pay an additional $1.3 million. The size of the acquisition and the amount of assets acquired were not material in relation to the Company’s overall business. Goodwill of $500,000 was recognized with this transaction.

On April 29, 2004, the Company entered into a definitive agreement to acquire GNB Bancshares, Inc., Gainesville, Texas. Pursuant to the terms of the agreement, in exchange for all outstanding shares of GNB capital stock, the Company will pay $18.4 million in cash and issue approximately 1,415,384 shares of its common stock, subject to adjustment in the event that the 20 day average sales price of the Company’s common stock exceeds or falls below certain pre-agreed levels. The Company plans to operate GNB’s wholly-owned subsidiary bank, GNB Financial, n.a., as a separate subsidiary. As of June 30, 2004, on a consolidated basis, GNB had total assets of $223.4 million, total loans of $166.6 million, total deposits of $189.4 million and shareholders’ equity of $19.4 million. The Company expects to complete the acquisition, subject to shareholder and regulatory approval, in September 2004.

On May 3, 2004, the Company entered into a definitive agreement to purchase the loans and premises and assume the deposit liabilities of the Caldwell, Texas and Lexington, Texas branches of Central Bank, Houston, Texas. Under the terms of the agreement, the Company agreed to pay a premium of 8.02% of total deposits and $800,000 for the related real property and improvements and the related furniture, fixtures and equipment. Because the title work and survey for the Caldwell location was not complete at July 30, 2004, the planned closing date, the definitive agreement was amended to defer the acquisition of the Caldwell real estate and related improvements until a survey and title commitment could be delivered by Central Bank and reviewed and approved by the Company. Pending acquisition of the property at the agreed price of $395,000, the Company entered into a 60-day lease of the facility for a nominal rent.

Except for the Caldwell facility, the acquisition was completed on July 30, 2004. On such date, deposits at both branches totaled $99.2 million and loans totaled $33.1 million. Based on these totals, the Company paid approximately $8.4 million to acquire these branches, not including the $395,000 purchase price for the Caldwell facility.

Recent Developments. Pursuant to a registration statement on Form S-1 filed with, and declared effective by, the Securities and Exchange Commission, the Company sold 2,000,000 shares of its common stock at $17.00 per share to the public in an underwritten firm commitment offering which closed on August 10, 2004. The Company has also granted the underwriters a 30-day option to purchase an additional 300,000 shares to cover over-allotments, if any. Of the $31.6 million in net proceeds, after deduction of underwriting discounts and commissions and $500,000 in estimated offering expenses, approximately $10.0 million was used to repay the Company’s outstanding line of credit which was used as additional capital to support the acquisition of the additional assets from the Central Bank branches. In addition, approximately $18.4 million of the net proceeds will be used to pay the cash portion of the merger consideration to be paid to GNB shareholders and the balance will be used for general corporate purposes, including contributions to the capital of State Bank, the possible opening of additional branches and the possible acquisition of financial institutions.

The Company has $1.5 million in outstanding loans to a borrower that filed Chapter 11 bankruptcy on August 3, 2004. The loan is secured by eight parcels of real property with an aggregate appraised value of approximately $3.5 million. While management believes that the collateral is adequate security for this loan, there can be no assurance that the Company will be able to sell the real property in a timely manner or for the appraised value.

General. The Company is a bank holding company formed in 1995 as a bank holding company for State Bank, which was chartered in 1906. The Company adopted its current name, Texas United Bancshares, Inc., in June 1998 after the merger of South Central Texas Bancshares, Inc. with and into the Company, which was then named Premier Bancshares, Inc. The Company derives substantially all of its net income from its wholly-owned subsidiary State Bank. At June 30, 2004, through State Bank, the Company had 18 full service banking centers and three loan production offices serving 11 counties in primarily between the Houston, Austin and San Antonio metropolitan areas in central and south central Texas. In addition, the Company has eight loan production offices of CHL located in Houston and San Antonio.

        Net earnings for the three months ended June 30, 2004 was $1.5 million, an increase of 7.4% compared with $1.4 million for the same period in 2003. The increase in net earnings was a combined result of higher net interest income and increased non-interest income, partially offset by higher non-interest expense. Net earnings for the six months ended June 30, 2004 was $3.1 million, representing an increase of 21.3% compared with $2.5 million for the same period in 2003. This increase was primarily due to gains on the sale of mortgage loans generated by CHL, a decrease in the provision for loan losses and an increase in net interest income, partially offset by a decrease in mortgage servicing revenue and lower securities gains compared with the same period in 2003. Basic and diluted earnings per share (EPS) for the three months ended June 30, 2004 were $0.37 and $0.36 compared with $0.35 and $0.34 for the same period in 2003. For the six months ended June 30, 2004, basic and diluted EPS were $0.76 and $0.73, respectively, compared with $0.64 and $0.61 respectively, for the same period in 2003.

At June 30, 2004, total assets were $751.6 million compared with $637.7 million at December 31, 2003. The $113.9 million or 17.9% increase in total assets over December 31, 2003 was primarily attributable to increases in investment securities, net loans and loans held for sale. At June 30, 2004, net loans, including loans held for sale, were $431.0 million compared with $380.4 million at December 31, 2003. Total deposits at June 30, 2004 were $567.4 million compared to $501.1 million at December 31, 2003. The $66.3 million or 13.2% increase in deposits compared with December 31, 2003 is primarily attributed to internal growth. Shareholders’ equity at June 30, 2004 was $37.6 million compared with $38.0 million at December 31, 2003. The $417,000 or 1.1% decrease is attributed to deterioration in the fair market value on available-for-sale securities included in accumulated other comprehensive income partially offset by earnings retention. The Company’s return on average assets was 0.90% for the six months ended June 30, 2004, compared with 0.85% for the same period in 2003. The return on average shareholders’ equity was 15.73% for the six months ended June 30, 2004, up from 13.48% for the same period in 2003.

Net Interest Income. For the three months ended June 30, 2003, net interest income, before the provision for loan losses, increased by 8.9% to $7.1 million from $6.6 million in the same period in 2003. The increase was primarily due to the increased volumes in loans and investment securities and the strategic lowering of the cost of funds in relation to the decrease in rates on earning assets. This has resulted in slightly lower yields on earning assets partially offset by lower rates paid for interest-bearing liabilities. For the three months ended June 30, 2004 and 2003, the net interest margin decreased by 53 basis points to 4.46% from 4.99% and the net interest spread decreased by 46 basis points to 4.22% from 4.68%, respectively.

For the six months ended June 30, 2004, net interest income, before the provision for loan losses, increased by 7.6% to $13.8 million compared with $12.8 million over the same period in 2003. For the six months ended June 30, 2004 and 2003, the net interest margins and spreads decreased by 42 basis points to 4.57% from 4.99% and by 35 basis points to 4.34% from 4.69%, respectively. The decrease of the net interest margin was a combined result of lower yields in investments and loan balances, and a decrease in the cost of funds.

Interest income for the three months ended June 30, 2004 was $9.9 million compared with $9.3 million for the same period in 2003. As compared to the three months ended June 30, 2003, the average total loan volumes for the three months ended June 30, 2004 increased by $56.9 million or 15.5%, while the average yields on average total loan volumes decreased 85 basis points to 7.57%. Average total investment volumes for the three month ended June 30, 2004 increased by $61.8 million or 39.3% compared with the same period in 2003, while the average yields on average investments decreased by 33 basis points. For the three months ended June 30, 2004, compared to the same period in 2003, the yield on total average earning assets decreased by 88 basis points to 6.18%.

Interest income for the six months ended June 30, 2004 was $19.1 million compared with $18.3 million for the same period in 2003. In a period of decreasing interest rates, this increase was maintained through growth in average earning assets. As compared to the six months ended June 30, 2003, the average total loan volumes for the six month period ended June 30, 2004 increased by $35.2 million or 9.4%, while the average yields on average total loans decreased by 63 basis points to 7.64%. Compared with the six months ended June 30, 2003, average total investment volumes for the six months ended June 30, 2004 increased by $54.9 million or 38.4%, while the average yields on average investment securities decreased by 46 basis points. For the six months ended June 30, 2004 compared with the same period in 2003, the yield on total average earning assets decreased by 78 basis points to 6.33%.

Interest expense increased for the three months ended June 30, 2004 by $47,000 or 1.7% to $2.8 million, compared with $2.7 million for the same period in 2003. The increased interest expense was the result of higher average interest-bearing deposit volumes coupled with overall lower interest rates paid on those deposits. Compared with the three month period ended June 30, 2003, average interest bearing deposit volumes for the three months ended June 30, 2004 increased by $72.9 million or 19.1%, while the average rates paid on interest-bearing deposits decreased by 26 basis points to 1.8%.

For the six months ended June 30, 2004, interest expense decreased by $144,000 or 2.6% to $5.3 million compared with $5.5 million for the same period in 2003. The decreased interest expense was mainly the result of lower interest rates paid on deposits. The decrease in rates in the comparative six month periods was greater than the decrease in rates during the comparative three month periods. Compared with the six months ended June 30, 2003, average interest-bearing deposit volumes increased by $64.8 million or 17.3%, while the average rates paid on interest-bearing deposits decreased by 34 basis points to 1.8%.

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

	For the three months ended June 30,
	2004			2003
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$424,805	7,991	7.57%	$367,909	$7,725	8.42%
Taxable securities	210,413	1,825	3.49	144,075	1,366	3.80
Non-taxable securities	8,674	97	4.50	13,223	147	4.46
Federal funds sold	1,322	3	0.91	2,402	44	7.35

Total interest-earning assets	645,214	9,916	6.18	527,609	9,282	7.06

Less allowance for loan losses	3,989			3,541

Total interest-earning assets, net of allowance for loan losses	641,225			524,068
Noninterest-earning assets	74,943			77,541

Total assets	$716,168			$601,609

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$161,756	$503	1.25%	$121,524	$330	1.09%
Savings and money market accounts	94,253	249	1.06	75,047	226	1.21
Time deposits	198,938	1,283	2.59	185,481	1,400	3.03
Federal funds purchased	18,167	48	1.06	11,783	45	1.53
Junior subordinated deferrable interest debentures	12,365	266	8.65	7,000	186	10.66
Other borrowings	81,972	419	2.06	57,818	534	3.70

Total interest-bearing liabilities	567,451	2,768	1.96	458,653	2,721	2.38

Noninterest-bearing liabilities:
Demand deposits	106,507			94,126
Other liabilities	4,250			10,102

Total liabilities	678,208			562,881
Shareholders’ equity	37,960			38,728

Total liabilities and shareholders’ equity	$716,168			$601,609

Net interest income		$7,148			$6,561

Net interest spread			4.22%			4.68%
Net interest margin			4.46%			4.99%

(1)	Annualized

	For the six months ended June 30,
	2004			2003
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$408,329	$15,508	7.64%	$373,139	$15,305	8.27%
Taxable securities	189,099	3,412	3.63	129,590	2,630	4.09
Non-taxable securities	8,744	195	4.48	13,364	298	4.50
Federal funds sold	1,410	7	1.00	2,197	53	4.86

Total interest-earning assets	607,582	19,122	6.33	518,290	18,286	7.11
Less allowance for loan losses	3,964			3,495

Total interest-earning assets, net of allowance for loan losses	603,618			514,795
Noninterest-earning assets	78,640			76,653

Total assets	$682,258			$591,448

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$155,818	$952	1.23%	$120,865	$655	1.09%
Savings and money market accounts	92,588	487	1.06	69,894	406	1.17
Time deposits	190,680	2,385	2.52	183,497	2,828	3.11
Federal funds purchased	11,075	62	1.13	10,725	85	1.60
Junior subordinated deferrable interest debentures	12,365	532	8.65	7,000	369	10.63
Subordinated notes and debentures	—	—	—	1,525	87	11.50
Other borrowings	75,023	892	2.39	60,196	1,024	3.43

Total interest-bearing liabilities	537,549	5,310	1.99	453,702	5,454	2.42

Noninterest-bearing liabilities:
Demand deposits	101,321			89,542
Other liabilities	4,491			10,776

Total liabilities	643,361			554,020
Shareholders’ equity	38,897			37,428

Total liabilities and shareholders’ equity	$682,258			$591,448

Net interest income		$13,812			$12,832

Net interest spread			4.34%			4.69%
Net interest margin			4.57%			4.99%

(1)	Annualized

The following tables present information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) attributable to changes in volume and changes in interest rates. For purposes of these tables, changes attributable to both volume and rate have been allocated proportionately to the change due to volume and rate.

	For the Three months ended June 30,
	2004 vs. 2003
	Increase (Decrease) Due to Change in		Total
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,195	$(929)	$266
Securities	594	(185)	409
Federal funds sold	(20)	(21)	(41)

Total increase (decrease) in interest income	1,769	(1,135)	634
Interest-bearing liabilities:
Interest-bearing demand deposits	109	64	173
Savings and money market accounts	58	(35)	23
Time deposits	102	(219)	(117)
Federal funds purchased	24	(21)	3
Junior subordinated deferrable interest debentures	143	(63)	80
Other borrowings	223	(338)	(115)

Total increase (decrease) in interest expense	659	(612)	47

Increase (decrease) in net interest income	$1,110	$(523)	$587

	For the Six months ended June 30,
	2004 vs. 2003
	Increase (Decrease) Due to Change in		Total
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,443	$(1,240)	$203
Securities	1,124	(445)	679
Federal funds sold	(19)	(27)	(46)

Total increase (decrease) in interest income	2,548	(1,712)	836
Interest-bearing liabilities:
Interest-bearing demand deposits	189	108	297
Savings and money market accounts	132	(51)	81
Time deposits	111	(554)	(443)
Federal funds purchased	3	(26)	(23)
Junior subordinated deferrable interest debentures	283	(120)	163
Subordinated notes and debentures	(87)	—	(87)
Other borrowings	252	(384)	(132)

Total increase (decrease) in interest expense	883	(1,027)	(144)

Increase (decrease) in net interest income	$1,665	$(685)	$980

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the three and six month periods ended June 30, 2004 compared to June 30, 2003, the provision decreased by $200,000 or 40.0% to $300,000, and decreased by $850,000 or 65.4% to $450,000, respectively. The allowance for loan losses at June 30, 2004 was $4.1 million, compared with $3.9 million at December 31, 2003. During 2003, management increased its provisions due to growth in the loan portfolio and management’s perception of changes in the Central Texas economy. At June 30, 2004, the ratio of the allowance for loan loss to total loans was 0.95% compared with 1.01% at December 31, 2003.

Noninterest Income. Noninterest income for the three months ended June 30, 2004 and 2003 was $4.7 million and $3.4 million, respectively, an increase of $1.3 million or 37.7%. For the six months ended June 30, 2004 and 2003, noninterest income was $8.6 million and $7.0 million, respectively, an increase of $1.6 or 23.0%. The increase in noninterest income for both periods is primarily attributed to gains on the sale of mortgage loans generated by Community Home Loan, partially offset by reduced mortgage servicing revenue and net gains on the sale of securities.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Service charges on deposit accounts	$2,228	$1,689	$3,825	$3,298
Mortgage servicing revenue	290	385	498	1,404
Net gain on sale of securities	71	684	148	915
Net gain on sale of loans	261	143	554	278
Mortgage gains on CHL loans	1,405	—	2,643	—
Other noninterest income	412	488	903	1,074

Total noninterest income	$4,667	$3,389	$8,571	$6,969

Noninterest Expense. For the three months ended June 30, 2004, noninterest expense increased by $1.8 million or 23.8% to $9.2 million, compared with the same period in 2003. For the six months ended June 30, 2004, noninterest expense increased by $2.4 million or 16.3% to $17.3 million, compared with the same period in 2003. The increase in noninterest expense for both periods was mainly due to additional employee compensation and benefits and other operating expenses related to Community Home Loan. In addition, in the first quarter of 2003 there was a $1.3 million impairment change related to mortgage servicing rights which did not recur in the comparable period in 2004. The Company did reverse $263,000 of its remaining impairment during the second quarter of 2004 and it is reflected as a reduction in mortgage serving expense.

The following table presents, for the periods indicated, the major categories in noninterest expense:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Employee compensation and benefits	$5,722	$4,349	$9,996	$7,805
Non-staff expenses:
Net occupancy expense	604	463	1,187	900
Depreciation and amortization	539	721	1,070	1,512
Data processing	204	263	516	500
Legal and professional fees	262	298	591	535
Advertising	103	151	189	317
Printing and supplies	135	152	251	249
Telecommunications	93	129	221	257
Mortgage servicing expense	(38)	253	178	1,254
Other noninterest expense	1,572	648	3,147	1,588

Total non-staff expenses	3,474	3,078	7,350	7,112

Total noninterest expense	$9,196	$7,427	$17,346	$14,917

Employee compensation and benefits expense represented 62.2% and 57.6% of total noninterest expense for the three and six months periods ended June 30, 2004, respectively. Employee compensation and benefits expense for the three months ended June 30, 2004 and 2003 were $5.7 million and $4.3 million, respectively, an increase of $1.4 million or 31.6%. For the six months ended June 30, 2004 and 2003, employee compensation and benefits expenses was $10.0 million and $7.8 million, respectively, reflecting an increase of $2.2 million or 28.1%. The increases for both periods resulted primarily from the costs associated with the additional staff to meet loan growth and additional staff acquired with the Community Home Loan acquisition. Total full-time equivalent (FTE) employees at June 30, 2004 and 2003 were 377 and 319, respectively.

For the three months ended June 30, 2004, non-staff expenses increased by $396,000 or 12.9% compared with the same period in 2003. For the six months ended June 30, 2004, non-staff expenses increased by $238,000 million or 3.3% compared with the same period in 2003. The increased non-staff expense for both periods was primarily due to higher occupancy expense and the inclusion of Community Home Loan acquisition, partially offset by a reversal of $263,000 in impairment charges.

Financial	Condition

Loan Portfolio. Total loans, including loans held for sale, increased by $50.8 million or 13.2%, from $384.3 million at December 31, 2003 to $435.1 million at June 30, 2004. The increase is primarily due to the $17.5 million increase in commercial and industrial loans, the $8.7 million increase in 1-4 family residential loans, the $9.6 million increase in commercial mortgages and the $12.4 million increase in loans held for sale. The increases are attributed to the addition of four commercial lenders and the acquisition of Community Home Loan. At June 30, 2004 and December 31, 2003, the ratio of total loans to total deposits was 76.7% for both periods. For the same periods, total loans represented 57.9% and 60.3% of total assets, respectively.

The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	June 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$81,295	18.7%	$63,793	16.6%
Real estate mortgage
1-4 family residential	148,748	34.2	140,020	36.4
Commercial	124,675	28.6	115,033	29.9
Held for sale	16,207	3.7	3,810	1.0
Other	9,536	2.2	8,488	2.2
Consumer and other, net	54,667	12.6	53,187	13.9

Total loans	$435,128	100.0%	$384,331	100.0%

Allowance for loan losses	4,122		3,893

Net loans	$431,006		$380,438

Nonperforming Assets. Nonperforming assets at June 30, 2004 and December 31, 2003 were $2.6 million and $2.3 million, respectively.

The Company generally places a loan on nonaccrual status and ceases to accrue interest when loan payment performance is deemed unsatisfactory. Loans where the interest payments jeopardize the collection of principal are placed on nonaccrual status, unless the loan is both well-secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. Of the nonperforming assets at June 30, 2004, approximately $924,000 related to a bed and breakfast facility was categorized as other real estate. The Company has received an earnest money contract for sale of the bed and breakfast for $925,000, which management anticipates will close during August 2004.

The following table presents information regarding nonperforming assets at the dates indicated:

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Nonaccrual loans	$208	$1,255
Accruing loans 90 days or more past due	768	733
Other real estate	1,672	273

Total nonperforming assets	$2,648	$2,261

Nonperforming assets to total assets	0.35%	0.35%
Nonperforming assets to total loans and other real estate	0.61%	0.59%

Allowance for Loan Losses. The Company has several systems in place to assist in maintaining the overall quality of its loan portfolio. The Company has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends and particularly monitors credits that have a total exposure of $75,000 or more. The Company cannot assure you, however, that its loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic or other conditions.

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

For the six months ended June 30, 2004, net loan charge-offs were $221,000 or 0.05% of average loans outstanding compared with $2.3 million or 0.61% for the year ended December 31, 2003. The decrease in net charge-offs was primarily due to a decrease in the Company’s consumer loans in connection with the sale of the Company’s credit card portfolio in the fourth quarter of 2003 and a decrease in charge-offs of commercial and real estate loans. Credit card loans generally carry more risk and have historically resulted in larger aggregate charge-offs. At June 30, 2004 and December 31, 2003, the allowance for loan losses aggregated $4.1 million and $3.9 million, or 0.95% and 1.01% of total loans, respectively. At June 30, 2004, the allowance for loan losses as a percentage of nonperforming loans was 422.34% compared with 195.82% at December 31, 2003.

The following table presents for the periods ended an analysis of the allowance for loan losses and other related data:

	As of and for the Six Months Ended June 30, 2004	As of and for the Year Ended December 31, 2003
	(Dollars in thousands)
Average total loans outstanding	$408,329	$376,988

Total loans outstanding at end of period	$435,128	$384,331

Allowance for loan losses at beginning of period	3,893	3,296
Provision for loan losses	450	2,900
Charge-offs:
Commercial and industrial	(12)	(916)
Real estate	(105)	(321)
Consumer	(494)	(2,001)
Other	(25)	—

Total charge-offs	(636)	(3,238)

Recoveries:
Commercial and industrial	122	153
Real estate	7	82
Consumer	283	683
Other	3	17

Total recoveries	415	935

Net loan charge-offs	(221)	(2,303)

Allowance for loan losses at end of period	$4,122	$3,893

Ratio of allowance to end of period total loans	0.95%	1.01%
Ratio of net loan charge-offs to average total loans	0.05%	0.61%
Ratio of allowance to end of period nonperforming loans	422.34%	195.82%

Securities. At June 30, 2004, the securities portfolio totaled $241.3 million, reflecting an increase of $56.7 million or 30.7% from $184.5 million at December 31, 2003. During the six months ended June 30, 2004, the Company purchased $103.0 million in investment securities. Additionally, the Company sold $31.0 million of investment securities in an effort to reposition the portfolio for current economic conditions and to provide funding for loan growth. The Company also received $11.4 million in maturities and principal paydowns on investment securities.

Deposits. At June 30, 2004, total deposits were $567.4 million, an increase of $66.3 million or 13.2% from $501.1 million at December 31, 2003. Non-interest-bearing deposits at June 30, 2004 increased by $11.3 million or 11.7% to $107.6 million from $96.3 million at December 31, 2003. Interest-bearing deposits at June 30, 2004 increased by $55.0 million or 13.6% to $459.8 million from $404.8 million at December 31, 2003. The Company’s ratios of noninterest-bearing demand deposits to total deposits for June 30, 2004 and December 31, 2003 were 19.0% and 19.2%, respectively.

Borrowings. The Company utilizes borrowings to supplement deposits in funding its lending and investing activities. Borrowings consist of short-term and long-term advances from the Federal Home Loan Bank (FHLB) and advances on the revolving credit line with a bank. Federal funds purchased increased $26.1 million to $33.0 million at June 30, 2004 from $6.9 million at December 31, 2003. Borrowings increased $15.5 million to $87.3 million at June 30, 2004 from $71.9 million at December 31, 2003. The maturity dates for the FHLB borrowings range from the years 2004 to 2013 and have interest rates from 1.08% to 5.91%.

As of June 30, 2004 and December 31, 2003, the Company had $12.4 million outstanding in junior subordinated deferrable interest debentures issued to its subsidiary trusts.

At June 30, 2004, the Company has $10.0 million borrowed on its $10.0 million revolving credit line with a bank. The funds were used for the acquisition of the Central Bank branches by State Bank. The line of credit bears interest at Federal Funds rate plus 2.25% and expires in March 2005.

Liquidity. Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. The Company’s liquidity needs are primarily met by growth in core deposits, which excludes time deposits over $100,000. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not rely on these external funding sources. The Company maintains investments in liquid assets based upon management’s assessment of cash needs, expected deposit flows, objectives of its asset/liability management program, availability of federal funds or FHLB advances, and other available yield on liquid assets. Several options are available to increase liquidity, including the sale of investments and loans, increasing deposit marketing activities, and borrowing from the FHLB or correspondent banks. The cash and federal funds sold position, supplemented by amortizing investments along with payments and maturities within the loan portfolio, have historically created an adequate liquidity position.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. At June 30, 2004, the Company has cash and cash equivalents of $18.5 million, up from $17.3 million at December 31, 2003. The increase is mainly attributed to the increase in deposits partially offset by the purchase of investment securities and loan growth.

Capital Resources. Shareholders’ equity was $37.6 million at June 30, 2004 and $38.0 million at December 31, 2003, respectively. The decrease is primarily due to a net addition to undivided profits of $3.1 million as a result of net earnings for the six months ended June 30, 2004 and $200,000 in common stock issued in connection with the Community Home Loan acquisition, offset by a $3.2 million deterioration in unrealized securities gains and losses and by dividends declared of $563,000.

The following table provides a comparison of the Company’s and the State Bank’s leverage and risk-weighted capital ratios as of June 30, 2004 to the minimum and well-capitalized regulatory standards.

	Minimum Required for Capital Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at June 30, 2004
The Company
Leverage ratio	4.00	%(1)	N/A	6.03%
Tier 1 risk-based capital ratio	4.00%		N/A	8.92%
Risk-based capital ratio	8.00%		N/A	9.79%
The Bank
Leverage ratio	4.00	%(2)	5.00%	7.30%
Tier 1 risk-based capital ratio	4.00%		6.00%	10.80%
Risk-based capital ratio	8.00%		10.00%	11.67%

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a) Not applicable

(b) Not applicable

(c) Not applicable

(d) Use of Proceeds

Pursuant to a registration statement on Form S-1 (Registration No. 333-116542) filed with, and declared effective on August 4, 2004 by, the Securities and Exchange Commission, the Company sold 2,000,000 shares of its common stock at $17.00 per share, for an aggregate of $34.0 million, to the public in an underwritten firm commitment offering which closed on August 10, 2004. The Company has also granted the underwriters a 30-day option to purchase an additional 300,000 shares to cover over-allotments, if any. The managing underwriters for the public offering were Stifel, Nicolaus & Company, Incorporated and Hoefer & Arnett, Incorporated.

The Company received $31.6 million in net proceeds, after deduction of underwriting discounts and commissions of $1.9 million and $500,000 in estimated offering expenses. Of the net proceeds, approximately $10.0 million was used to repay the Company’s outstanding line of credit which was used as additional capital to support the acquisition of the additional assets from the Central Bank branches. In addition, approximately $18.4 million of the net proceeds will be used to pay the cash portion of the merger consideration to be paid to GNB Bancshares shareholders and the balance will be used for general corporate purposes, including contributions to the capital of State Bank, the possible opening of additional branches and the possible acquisition of financial institutions.

(e) Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 20, 2004. At the meeting, the shareholders of the Company considered and acted upon the following proposals:

1. Michael Kulhanek was elected as Class III director to serve on the Company’s Board of Directors until the Company’s 2007 Annual Meeting of Shareholders and until his successor is duly elected and qualified. A total of 3,219,759 shares were voted in favor of Mr. Kulhanek and 14,824 shares were withheld from voting.

2. L. Don Stricklin was elected as Class III director to serve on the Company’s Board of Directors until the Company’s 2007 Annual Meeting of Shareholders and until his successor is duly elected and qualified. A total of 3,218,307 shares were voted in favor of Mr. Stricklin and 16,276 shares were withheld from voting.

3. Ervan E. Zouzalik was elected as Class III director to serve on the Company’s Board of Directors until the Company’s 2007 Annual Meeting of Shareholders and until his successor is duly elected and qualified. A total of 3,205,151 shares were voted in favor of Mr. Zouzalik and 29,432 shares were withheld from voting.

4. The appointment of Grant Thornton, LLP as independent auditors of the Company for the fiscal year ending December 31, 2004 was ratified. A total of 3,218,139 shares voted in favor of the appointment, 1,762 voted against and 20,902 shares abstained from voting on the proposal.

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

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K under Items 5 and 7 on April 30, 2004 to announce the proposed acquisition of GNB Bancshares, Inc.

The Company furnished a Current Report on Form 8-K under Item 7 and Item 12 on May 6, 2004 to announce the release of its earnings for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ L. Don Stricklin
Date: August 13, 2004		L. Don Stricklin
President and Chief Executive Officer
(principal executive officer)

Date: August 13, 2004	By:	/s/ Thomas N. Adams
Thomas N. Adams
Executive Vice President and
Chief Financial Officer
(principal financial officer/
principal accounting officer)