Form 10-Q
period 2004-09-30
TEXAS UNITED BANCSHARES INC
filed 2004-11-15
CIK 1169238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of November 1, 2004, the number of outstanding shares of Common Stock, par value $1.00 per share was 7,786,372.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value and share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$19,196	$17,268
Federal funds sold and other temporary investments	—	—

Total cash and cash equivalents	19,196	17,268
Investment securities available-for-sale, at fair value	255,753	184,547
Loans, net of allowance for loan losses of $4,535 and $3,893, respectively	476,811	376,628
Loans held for sale	17,286	3,810
Premises and equipment, net	29,196	25,802
Accrued interest receivable	3,559	2,984
Goodwill	17,537	9,073
Core deposit intangibles, net	316	393
Mortgage servicing rights, net	4,769	4,475
Other assets	14,904	12,704

Total assets	$839,327	$637,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$126,107	$96,337
Interest-bearing	562,792	404,799

Total deposits	688,899	501,136
Federal funds purchased	973	6,891
Other liabilities	9,612	6,646
Borrowings	39,925	71,875
Securities sold under repurchase agreements	8,900	784
Junior subordinated deferrable interest debentures	12,365	12,365

Total liabilities	760,674	599,697

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized, none of which are issued and outstanding	—	—
Common stock, $1.00 par value, 20,000,000 authorized; 6,335,648 shares issued and 6,329,553 outstanding as of September 30, 2004 and 4,008,192 shares issued and 4,002,097 outstanding as of December 31, 2003	6,336	4,008
Additional paid-in capital	51,007	16,911
Retained earnings	21,037	17,422
Accumulated other comprehensive income (loss)	390	(237)
Less treasury stock, at cost	(117)	(117)

Total shareholders’ equity	78,653	37,987

Total liabilities and shareholders’ equity	$839,327	$637,684

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Interest income:
Loans	$9,146	$7,701	$24,654	$23,006
Investment securities:
Taxable	2,227	1,513	5,639	4,143
Tax-exempt	97	126	292	424
Federal funds sold and other temporary investments	7	17	14	70

Total interest income	11,477	9,357	30,599	27,643

Interest expense:
Deposits	2,320	1,854	6,144	5,743
Federal funds purchased	57	30	119	115
Borrowings	643	518	1,535	1,542
Subordinated notes and debentures	—	—	—	87
Junior subordinated deferrable interest debentures	266	185	798	554

Total interest expense	3,286	2,587	8,596	8,041

Net interest income	8,191	6,770	22,003	19,602
Provision for loan losses	700	800	1,150	2,100

Net interest income after provision for loan losses	7,491	5,970	20,853	17,502

Noninterest income:
Service charges on deposit accounts	1,869	1,718	5,196	5,016
Mortgage servicing revenue	217	636	715	2,040
Gain on sale of investment securities, net	19	376	167	1,291
Gain on sale of loans from Community Home Loan, Inc.	2,364	—	5,506	—
Other noninterest income	539	654	1,995	2,259

Total noninterest income	5,008	3,384	13,579	10,606

Noninterest expense:
Employee compensation and benefits	5,664	4,509	15,660	12,314
Occupancy	1,214	1,214	3,419	3,479
Other noninterest expense	3,411	1,435	8,556	6,535

Total noninterest expense	10,289	7,158	27,635	22,328

Earnings before provision for income taxes	2,210	2,196	6,797	5,780
Provision for income taxes	649	667	2,176	1,728

Net earnings	$1,561	$1,529	$4,621	$4,052

Earnings per common share:
Basic	$0.30	$0.38	$1.04	$1.02
Diluted	$0.29	$0.37	$1.00	$0.98
Weighted average shares outstanding:
Basic	5,249	3,995	4,427	3,979
Diluted	5,421	4,163	4,605	4,141

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net earnings	$1,561	$1,529	$4,621	$4,052

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities arising during the period	3,821	(3,277)	737	(1,646)
Less: reclassification adjustment for gains included in net income	13	248	110	852

Other comprehensive income (loss)	3,808	(3,525)	627	(2,498)

Total comprehensive income (loss)	$5,369	$(1,996)	$5,248	$1,554

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Year Ended December 31, 2003 and

Nine Months Ended September 30, 2004

(Dollars in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock at Cost	Total
	Shares	Amount
Balance at January 1, 2003	2,646,139	$2,646	$16,683	$14,594	$1,612	$(117)	$35,418
Net earnings	—	—	—	5,241	—	—	5,241
Unrealized loss on securities, net of tax and reclassification adjustment	—	—	—	—	(1,849)	—	(1,849)

Comprehensive income							3,392
Three-for-two stock split	1,331,403	1,331	—	(1,331)	—	—	—
Issuance of common stock upon exercise of employee stock options	30,650	31	234	—	—	—	265
Cash paid in lieu of fractional shares	—	—	(6)	—	—	—	(6)
Dividends ($0.28 per share)	—	—	—	(1,082)	—	—	(1,082)

Balance at December 31, 2003	4,008,192	$4,008	$16,911	$17,422	$(237)	$(117)	$37,987

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock at Cost	Total
	Shares	Amount
Balance at January 1, 2004	4,008,192	$4,008	$16,911	$17,422	$(237)	$(117)	$37,987
Net earnings	—	—	—	4,621	—	—	4,621
Unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	627	—	627

Comprehensive income							5,248
Issuance of common stock upon exercise of employee stock options	15,691	16	80	—	—	—	96
Issuance of common stock in connection with the acquisition of Community Home Loan, Inc.	11,765	12	188	—	—	—	200
Issuance of common stock in connection with the public offering	2,300,000	2,300	33,828				36,128
Dividends ($0.21 per share)	—	—	—	(1,006)	—	—	(1,006)

Balance at September 30, 2004	6,335,648	$6,336	$51,007	$21,037	$390	$(117)	$78,653

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$4,621	$4,052
Adjustments to reconcile net earnings to net cash provided by operating activities net of effects of acquisitions:
Depreciation and amortization	2,375	2,269
Reversal of impairment of mortgage servicing rights	(263)	(144)
Provision for loan losses	1,150	2,100
Gain on sales of securities, net	(167)	(1,291)
Gain on sale of other real estate, loans, premises and equipment	(651)	(406)
Amortization of premium, net of discounts on securities	975	1,186
Changes in:
Loans held for sale	(3,960)	31,833
Other assets	(3,877)	(3,485)
Other liabilities	1,718	721

Net cash provided by operating activities	1,921	36,835

Cash flows from investing activities net of effects of acquisitions:
Purchases of securities available-for-sale	(121,303)	(175,657)
Proceeds from sales, maturities, and principal paydowns of securities available-for-sale	50,240	113,447
Net change in loans	(72,584)	(20,011)
Proceeds from sale of other real estate, loans, premises and equipment	1,044	710
Purchases of premises and equipment	(4,035)	(2,975)
Acquisition of Central Bank branches	62,515	—
Acquisition of Community Home Loan, Inc.	(538)	—

Net cash used by investing activities	(84,661)	(84,486)

Cash flows from financing activities net of effects of acquisitions:
Net change in:
Deposits	88,399	50,787
Other borrowings	(41,314)	14,824
Federal funds purchased	(5,918)	(19,684)
Subordinated notes and debentures	—	(3,241)
Securities sold under repurchase agreements	8,116	—
Net proceeds from issuance of common stock upon exercise of employee stock options	96	225
Net proceeds from issuance of common stock in public offering	36,128	—
Dividends paid	(839)	(797)

Net cash provided by financing activities	84,668	42,114

Net increase (decrease) in cash and cash equivalents	1,928	(5,537)
Cash and cash equivalents at beginning of period	17,268	20,574

Cash and cash equivalents at end of period	$19,196	$15,037

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at September 30, 2004, the Company’s consolidated results of operations for the three and nine months ended September 30, 2004 and 2003, respectively, consolidated cash flows for the nine months ended September 30, 2004 and 2003, and consolidated changes in shareholders’ equity for the nine months ended September 30, 2004. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2003 year-end consolidated balance sheet and statement of changes in shareholders’ equity data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net earnings available to common shareholders used in basic and diluted EPS	$1,561	$1,529	$4,621	$4,052

Weighted-average common shares used in basic EPS	5,249	3,995	4,427	3,979
Effect of dilutive securities:
Stock options	172	168	178	162

Weighted-average common shares and potentially dilutive common shares used in diluted EPS	5,421	4,163	4,605	4,141

Basic EPS	$0.30	$0.38	$1.04	$1.02
Diluted EPS	$0.29	$0.37	$1.00	$0.98

The amounts shown above do not give effect to the additional shares that the Company issued on October 1, 2004 related to the acquisition of GNB Bancshares, Inc. as more fully described in Note 9.

3. INTANGIBLE ASSETS

The gross carrying amount of intangible assets and associated amortization at September 30, 2004 is presented in the following table:

	Gross Carrying Amount	Accumulated Amortization and Impairment
	(In thousands)
Amortized intangible assets:
Mortgage servicing rights	$6,980	$2,211
Core deposit intangibles	$564	$248

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2004. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization for intangible assets:

	Mortgage Servicing Rights	Core Deposit Intangibles	Total
	(In thousands)
Nine months ended September 30, 2004 (actual)	$678	$77	$755
Three months ended December 31, 2004 (estimate)	242	26	268
Estimate for the year ended December 31,
2005	882	88	970
2006	835	72	907
2007	835	56	891
2008	759	40	799
2009	757	25	782

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

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
Net earnings, as reported	$4,621	$4,052
Less: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	19	24

Pro forma net earnings	$4,602	$4,028

	Nine Months Ended September 30,
	2004	2003
Earnings per share:
Basic – as reported	$1.04	$1.02
Basic – pro forma	1.04	1.01

Diluted – as reported	1.00	0.98
Diluted – pro forma	1.00	0.97

5. ACCOUNTING CHANGES

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

Companies were required to adopt SAB 105 for commitments entered into after March 31, 2004. The requirements of SAB 105 apply to the Company’s mortgage loan interest rate lock commitments related to loans held for sale. At September 30, 2004, such commitments with a notional amount of approximately $21.2 million were outstanding at the Bank. The fair value of these commitments is insignificant. The Company adopted SAB 105 as of April 1, 2004, and application of its guidance had no material impact on the Company’s results of operations and financial position.

In March 2004, the EITF reached consensus on Issue 03-01 (EITF 03-01), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. This Issue specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-01 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments with in the scope of this Issue. On September 30, 2004, the Financial Accounting Standards Board deferred the effective date of the Issue’s guidance on how to evaluate and recognize an impairment loss that is other-than-temporary. This Issue’s guidance is pending the issuance of a final FASB Staff Position (“FSP”) relating to the draft FSP EITF Issue 03-01-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which the Board may issue as early as November. This deferral did not change the disclosure guidance which remains effective for fiscal years ending after December 15, 2003. Matters being considered by the FASB which may impact the Company’s financial reporting include the accounting as a component in determining net income for declines in market value of debt securities which are due solely to changes in market interest rates and the effect of sales of available-for-sale securities which have market values below cost at the time of sale and whether such sale indicates an absence of intent and ability of the investor to hold to a forecasted recovery of the investment’s value to its original cost.

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to extend credit totaled $121.8 million at September 30, 2004 and $58.0 million at December 31, 2003.

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $2.3 million at September 30, 2004 and $695,000 at December 31, 2003. At September 30, 2004, the outstanding standby letters of credit had a weighted average term of approximately one year. As of September 30, 2004 and December 31, 2003, no liability for the fair value of the Company’s potential obligations under these guarantees has been recorded since the amount is deemed immaterial.

7. CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding the results reported. The Company’s accounting policies are described in detail in Note A to its consolidated financial statements included in its Annual Report on Form 10-K. The Company believes that of its significant accounting policies, the allowance for loan losses and mortgage servicing rights assets may involve a higher degree of judgment and complexity.

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

8. SEGMENT INFORMATION

Beginning in 2004, the Company has two reportable operating segments; commercial banking and mortgage banking. The mortgage banking activities are conducted through CHL and the mortgage division of the Bank. The Bank owns 100% of CHL and operates CHL as a subsidiary of the Bank. The Company reports the financial position and the results of operations of each segment on a consolidated basis. The commercial banking and the mortgage banking segments are managed separately because each business requires distinct marketing strategies and each offers different products and services.

Summarized below is the financial information by operating segment for the three and nine-month periods ended September 30, 2004:

	For the Three Months Ended September 30, 2004			For the Nine Months Ended September 30, 2004
	(In thousands)			(In thousands)
	Commercial Banking	Mortgage Banking	Consolidated	Commercial Banking	Mortgage Banking	Consolidated
Net interest income	$6,218	$1,973	$8,191	$17,099	$4,904	$22,003
Noninterest income	2,210	2,798	5,008	7,098	6,481	13,579

Revenue	8,428	4,771	13,199	24,197	11,385	35,582
Provision for loan losses	(700)	—	(700)	(1,150)	—	(1,150)
Noninterest expense	(7,296)	(2,993)	(10,289)	(19,900)	(7,735)	(27,635)

Earnings before income taxes	432	1,778	2,210	3,147	3,650	6,797
Provision for income taxes	(43)	(606)	(649)	(935)	(1,241)	(2,176)

Net earnings	$389	$1,172	$1,561	$2,212	$2,409	$4,621

Total assets, September 30, 2004	$759,731	$79,596	$839,327	$759,731	$79,596	$839,327

9. STOCK OFFERING AND ACQUISITIONS

Pursuant to a registration statement on Form S-1 filed with, and declared effective by, the Securities and Exchange Commission, the Company sold 2,000,000 shares of its common stock at $17.00 per share to the public in an underwritten firm commitment offering which closed on August 10, 2004. The underwriters exercised their 30-day option on August 26, 2004 to purchase an additional 300,000 shares to cover over-allotments. Of the $36.1 million in net proceeds, after deduction of underwriting discounts and commissions and $788,000 in offering expenses, approximately $10.0 million was used to repay the Company’s outstanding line of credit which was used as additional capital to support the acquisition of the additional assets from the Central Bank branches. In addition, approximately $18.4 million of the net proceeds will be used to pay the cash portion of the merger consideration to be paid to GNB shareholders and the balance will be used for general corporate purposes, including contributions to the capital of State Bank, the possible opening of additional branches and the possible acquisition of financial institutions.

        On April 29, 2004, the Company entered into a definitive agreement to acquire GNB Bancshares, Inc., Gainesville, Texas. The Company completed the acquisition on October 1, 2004. Pursuant to the terms of the agreement, in exchange for all outstanding shares of GNB capital stock, the Company paid $18.4 million in cash and issued 1,456,819 shares of its common stock. The Company operates GNB’s wholly-owned subsidiary bank, GNB Financial, n.a., as a separate subsidiary. GNB Financial has seven full-service banking centers located in Gainesville, Denton and Ennis, Texas. As of September 30, 2004, on a consolidated basis, GNB had total assets of $223.7 million, total loans of $166.6 million, total deposits of $186.3 million and shareholders’ equity of $19.2 million.

On May 3, 2004, the Company entered into a definitive agreement to purchase the loans and premises and assume the deposit liabilities of the Caldwell, Texas and Lexington, Texas branches of Central Bank, Houston, Texas. Under the terms of the agreement, the Company agreed to pay a premium of 8.02% of total deposits and $800,000 for the related real property and improvements and the related furniture, fixtures and equipment. The Company completed the acquisition on July 30, 2004. On such date, deposits at both branches totaled $99.2 million and loans totaled $33.1 million. Based on these totals, the Company paid approximately $8.8 million to acquire these branches. Under the terms of the purchase agreement, on September 23, 2004, the Company put-back approximately $5.3 million in loans. Goodwill of $8.0 million was recognized in connection with this transaction.

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

Acquisitions. On April 29, 2004, the Company entered into a definitive agreement to acquire GNB Bancshares, Inc., Gainesville, Texas. The Company completed the acquisition on October 1, 2004. Pursuant to the terms of the agreement, in exchange for all outstanding shares of GNB capital stock, the Company paid $18.4 million in cash and issued 1,456,819 shares of its common stock. The Company operates GNB’s wholly-owned subsidiary bank, GNB Financial, n.a., as a separate subsidiary. GNB Financial has seven full-service banking centers located in Gainesville, Denton and Ennis, Texas. As of September 30, 2004, on a consolidated basis, GNB had total assets of $223.7 million, total loans of $166.6 million, total deposits of $186.3 million and shareholders’ equity of $19.2 million.

On May 3, 2004, the Company entered into a definitive agreement to purchase the loans and premises and assume the deposit liabilities of the Caldwell, Texas and Lexington, Texas branches of Central Bank, Houston, Texas. Under the terms of the agreement, the Company agreed to pay a premium of 8.02% of total deposits and $800,000 for the related real property and improvements and the related furniture, fixtures and equipment. The Company completed the acquisition on July 30, 2004. On such date, deposits at both branches totaled $99.2 million and loans totaled $33.1 million. Based on these totals, the Company paid approximately $8.8 million to acquire these branches. Under the terms of the purchase agreement, on September 23, 2004, the Company put-back approximately $5.3 million in loans. Goodwill of $8.0 million was recognized with this transaction.

Public Offering. Pursuant to a registration statement on Form S-1 filed with, and declared effective by, the Securities and Exchange Commission, the Company sold 2,000,000 shares of its common stock at $17.00 per share to the public in an underwritten firm commitment offering which closed on August 10, 2004. The underwriters exercised their 30-day option on August 26, 2004 to purchase an additional 300,000 shares to cover over-allotments. Of the $36.1 million in net proceeds, after deduction of underwriting discounts and commissions and $788,000 in offering expenses, approximately $10.0 million was used to repay the Company’s outstanding line of credit which was used as additional capital to support the acquisition of the additional assets from the Central Bank branches. In addition, approximately $18.4 million of the net proceeds will be used to pay the cash portion of the merger consideration to be paid to GNB shareholders and the balance will be used for general corporate purposes, including contributions to the capital of State Bank, the possible opening of additional branches and the possible acquisition of financial institutions.

General. The Company is a Texas corporation formed in 1995 as a bank holding company for State Bank, which was chartered in 1906. The Company adopted its current name, Texas United Bancshares, Inc., in June 1998 after the merger of South Central Texas Bancshares, Inc. with and into the Company, which was then named Premier Bancshares, Inc. The Company derives substantially all of its net income from its wholly-owned subsidiary State Bank. At September 30, 2004, through State Bank, the Company had 20 full service banking centers and three loan production offices serving 11 counties primarily between the Houston, Austin and San Antonio metropolitan areas in central and south central Texas. In addition, the Company has eight loan production offices of CHL located in Houston and San Antonio.

Net earnings for the three months ended September 30, 2004 were $1.6 million, an increase of 2.1% compared with $1.5 million for the same period in 2003. The increase in net earnings was a combined result of higher net interest income and increased non-interest income, partially offset by higher non-interest expense. Net earnings for the nine months ended September 30, 2004 were $4.6 million, representing an increase of 14.0% compared with $4.1 million for the same period in 2003. This increase was primarily due to gains on the sale of mortgage loans generated by CHL, a decrease in the provision for loan losses and an increase in net interest income, partially offset by a decrease in mortgage servicing revenue, a decrease in gains on the sale of securities and higher non-interest expense compared with the same period in 2003. Basic and diluted earnings per share (EPS) for the three months ended September 30, 2004 were $0.30 and $0.29 compared with $0.38 and $0.37, respectively, for the same period in 2003. For the nine months ended September 30, 2004, basic and diluted EPS were $1.04 and $1.00, respectively, compared with $1.02 and $0.98, respectively, for the same period in 2003. The decrease in basic and diluted earnings per share for the three months ended September 30, 2004 and the slight increase for the nine months ended September 30, 2004 compared with the same periods in 2003, notwithstanding the increase in net earnings during those periods, is due to the 2,300,000 additional shares of common stock issued in connection with the Company’s public offering completed in August 2004.

At September 30, 2004, total assets were $839.3 million compared with $637.7 million at December 31, 2003. The $201.6 million or 31.6% increase in total assets over December 31, 2003 was primarily attributable to increases in investment securities, net loans and loans held for sale, and the addition of the Central Bank branches. At September 30, 2004, net loans, including loans held for sale, were $494.1 million compared with $380.4 million at December 31, 2003. The increase is primarily due to internal growth and the acquisitions of Community Home Loan and the Central Bank branches. Total deposits at September 30, 2004 were $688.9 million compared with $501.1 million at December 31, 2003. The $187.8 million or 37.5% increase in deposits compared with December 31, 2003 is primarily attributed to internal growth and the addition of the Central Bank branches. Shareholders’ equity at September 30, 2004 was $78.7 million compared with $38.0 million at December 31, 2003. The $40.7 million or 107.1% increase is primarily attributed to the $36.1 million in net proceeds from the public offering. The Company’s annualized return on average assets was 0.85% for the nine months ended September 30, 2004, compared with 0.90% for the same period in 2003. The annualized return on average shareholders’ equity was 13.4% for the nine months ended September 30, 2004, down from 14.6% for the same period in 2003.

Net Interest Income. For the three months ended September 30, 2004, net interest income, before the provision for loan losses, increased by 21.0% to $8.2 million compared with $6.8 million in the same period in 2003. The increase was primarily due to the increased volumes in loans and investment securities in relation to the decrease in rates on earning assets. For the three months ended September 30, 2004 and 2003, the net interest margin decreased by 31 basis points to 4.42% from 4.73% and the net interest spread decreased by 39 basis points to 4.06% from 4.45%, respectively.

For the nine months ended September 30, 2004, net interest income, before the provision for loan losses, increased by 12.2% to $22.0 million compared with $19.6 million in the same period in 2003. For the nine months ended September 30, 2004 and 2003, the net interest margins and spreads decreased by 38 basis points to 4.49% from 4.87% and by 35 basis points to 4.22% from 4.57%, respectively. The decrease of the net interest margin was a combined result of lower yields in investments and loan balances, and a decrease in the cost of funds.

Interest income for the three months ended September 30, 2004 was $11.5 million compared with $9.4 million for the same period in 2003. As compared to the three months ended September 30, 2003, the average total loan volumes for the three months ended September 30, 2004 increased by $92.1 million or 23.9%, while the average yields on average total loan volumes decreased 31 basis points to 7.63%. Average total investment volumes for the three months ended September 30, 2004 increased by $77.2 million or 42.9% compared with the same period in 2003, while the average yields on average investments decreased by 2 basis points. For the three months ended September 30, 2004, compared to the same period in 2003, the yield on total average earning assets decreased by 33 basis points to 6.2%.

Interest income for the nine months ended September 30, 2004 was $30.6 million compared with $27.6 million for the same period in 2003. This increase was maintained through growth in average earning assets. As compared to the nine months ended September 30, 2003, the average total loan volumes for the nine month period ended September 30, 2004 increased by $52.0 million or 13.7%, while the average yields on average total loans decreased by 47 basis points to 7.64%. Compared with the nine months ended September 30, 2003, average total investment volumes for the nine months ended September 30, 2004 increased by $65.7 million or 42.3%, while the average yields on average investment securities decreased by 34 basis points. For the nine months ended September 30, 2004 compared with the same period in 2003, the yield on total average earning assets decreased by 62 basis points to 6.25%.

Interest expense increased for the three months ended September 30, 2004 by $699,000 or 27.0% to $3.3 million, compared with $2.6 million for the same period in 2003. The increased interest expense was the result of higher average interest-bearing deposit volumes. Compared with the three month period ended September 30, 2003, average interest bearing deposit volumes for the three months ended September 30, 2004 increased by $128.0 million or 31.7%, while the average rates paid on interest-bearing deposits decreased by 8 basis points to 1.74%.

For the nine months ended September 30, 2004, interest expense increased by $555,000 or 6.9% to $8.6 million compared with $8.0 million for the same period in 2003. The increased interest expense was the result of higher interest-bearing deposit volumes coupled with overall lower interest rates paid on those deposits. Compared with the nine months ended September 30, 2003, average interest-bearing deposit volumes increased by $90.0 million or 23.4%, while the average rates paid on interest-bearing deposits decreased by 27 basis points to 1.73%.

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

	For the three months ended September 30,
	2004			2003
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$476,826	9,146	7.63%	$384,748	$7,701	7.94%
Taxable securities	248,203	2,227	3.57	168,502	1,513	3.56
Non-taxable securities	8,687	97	4.44	11,237	126	4.45
Federal funds sold	2,800	7	1.00	3,581	17	1.88

Total interest-earning assets	736,516	11,477	6.20	568,068	9,357	6.53

Less allowance for loan losses	4,253			3,663

Total interest-earning assets, net of allowance for loan losses	732,263			564,405
Noninterest-earning assets	79,571			66,993

Total assets	$811,834			$631,398

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$196,222	$665	1.35%	$126,239	$297	0.93%
Savings and money market accounts	115,974	351	1.20	83,262	219	1.04
Time deposits	219,076	1,304	2.37	193,781	1,338	2.74
Federal funds purchased	7,568	57	3.00	7,574	30	1.57
Junior subordinated deferrable interest debentures	12,365	266	8.56	7,000	185	10.49
Other borrowings	60,126	643	4.25	74,598	518	2.75

Total interest-bearing liabilities	611,331	3,286	2.14	492,454	2,587	2.08

Noninterest-bearing liabilities:
Demand deposits	133,288			97,926
Other liabilities	7,216			4,397

Total liabilities	751,835			594,777
Shareholders’ equity	59,999			36,621

Total liabilities and shareholders’ equity	$811,834			$631,398

Net interest income		$8,191			$6,770

Net interest spread			4.06%			4.45%
Net interest margin			4.42%			4.73%

(1)	Annualized

	For the nine months ended September 30,
	2004			2003
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$431,255	$24,654	7.64%	$379,303	$23,006	8.11%
Taxable securities	212,208	5,639	3.55	142,561	4,143	3.89
Non-taxable securities	8,729	292	4.47	12,655	424	4.48
Federal funds sold	1,887	14	0.99	3,427	70	2.73

Total interest-earning assets	654,079	30,599	6.25	537,946	27,643	6.87

Less allowance for loan losses	4,061			3,515

Total interest-earning assets, net of allowance for loan losses	650,018			534,431
Noninterest-earning assets	75,432			68,502

Total assets	$725,450			$602,933

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$173,328	$1,617	1.25%	$122,656	$957	1.04%
Savings and money market accounts	100,410	838	1.11	74,350	619	1.11
Time deposits	200,184	3,689	2.46	186,925	4,167	2.98
Federal funds purchased	9,887	119	1.61	9,675	115	1.59
Junior subordinated deferrable interest debentures	12,365	798	8.62	7,000	554	10.58
Subordinated notes and debentures	—	—	—	1,011	87	11.51
Other borrowings	69,222	1,535	2.96	64,806	1,542	3.18

Total interest-bearing liabilities	565,396	8,596	2.03	466,423	8,041	2.30

Noninterest-bearing liabilities:
Demand deposits	112,010			94,948
Other liabilities	2,113			4,403

Total liabilities	679,519			565,774
Shareholders’ equity	45,931			37,159

Total liabilities and shareholders’ equity	$725,450			$602,933

Net interest income		$22,003			$19,602

Net interest spread			4.22%			4.57%
Net interest margin			4.49%			4.87%

(1)	Annualized

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

	For the three months ended September 30, 2004 vs. 2003
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,843	$(398)	$1,445
Securities	687	(2)	685
Federal funds sold	(4)	(6)	(10)

Total increase (decrease) in interest income	2,526	(406)	2,120
Interest-bearing liabilities:
Interest-bearing demand deposits	165	203	368
Savings and money market accounts	86	46	132
Time deposits	175	(209)	(34)
Federal funds purchased	—	27	27
Junior subordinated deferrable interest debentures	142	(61)	81
Other borrowings	(100)	225	125

Total increase in interest expense	468	231	699

Increase (decrease) in net interest income	$2,058	$(637)	$1,421

	For the nine months ended September 30, 2004 vs. 2003
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$3,151	$(1,503)	$1,648
Securities	1,892	(528)	1,364
Federal funds sold	(31)	(25)	(56)

Total increase (decrease) in interest income	5,012	(2,056)	2,956
Interest-bearing liabilities:
Interest-bearing demand deposits	395	265	660
Savings and money market accounts	217	2	219
Time deposits	296	(774)	(478)
Federal funds purchased	3	1	4
Junior subordinated deferrable interest debentures	425	(181)	244
Subordinated notes and debentures	(87)	—	(87)
Other borrowings	105	(112)	(7)

Total increase (decrease) in interest expense	1,354	(799)	555

Increase (decrease) in net interest income	$3,658	$(1,257)	$2,401

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the three and nine month periods ended September 30, 2004 compared with the same periods in 2003, the provision decreased by $100,000 or 12.5% to $700,000, and decreased by $950,000 or 45.2% to $1.2 million, respectively. The allowance for loan losses at September 30, 2004 was $4.5 million compared with $3.9 million at December 31, 2003. During 2003, management increased its provisions due to growth in the loan portfolio, higher charge-offs and management’s perception of changes in the Central Texas economy. At September 30, 2004, the ratio of the allowance for loan losses to total loans was 0.92% compared with 1.01% at December 31, 2003.

Noninterest Income. Noninterest income for the three months ended September 30, 2004 and 2003 was $5.0 million and $3.4 million, respectively, an increase of $1.6 million or 48.0%. For the nine months ended September 30, 2004 and 2003, noninterest income was $13.6 million and $10.6 million, respectively, an increase of $3.0 million or 28.0%. The increase in noninterest income for both periods is primarily attributed to gains on the sale of mortgage loans generated by Community Home Loan, which the Company acquired in February of 2004, partially offset by reduced mortgage servicing revenue and a decrease in net gains on the sale of securities.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Service charges on deposit accounts	$1,869	$1,718	$5,196	$5,016
Mortgage servicing revenue	217	636	715	2,040
Net gain on sale of securities	19	376	167	1,291
Net gain on sale of loans	172	168	726	446
Gain on sale of CHL loans	2,364	—	5,506	—
Other noninterest income	367	486	1,269	1,813

Total noninterest income	$5,008	$3,384	$13,579	$10,606

Noninterest Expense. For the three months ended September 30, 2004, noninterest expense increased by $3.1 million or 43.7% to $10.3 million, compared with the same period in 2003. For the nine months ended September 30, 2004, noninterest expense increased by $5.3 million or 23.8% to $27.6 million, compared with the same period in 2003. The increase in noninterest expense for both periods was mainly due to additional employee compensation and benefits and other operating expenses related to Community Home Loan and additional staff hired to meet loan growth. In addition, in the first quarter of 2003 there was a $1.3 million impairment charge related to mortgage servicing rights which did not recur in the comparable period in 2004. Based on independent valuations of the mortgage servicing rights, the Company recorded income in the form of a reversal of $1.0 million of the impairment reserve during the third quarter of 2003 and a reversal of $263,000 in the second quarter of 2004, which were reflected as reductions in mortgage servicing expense.

The following table presents, for the periods indicated, the major categories in noninterest expense:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Employee compensation and benefits	$5,664	$4,509	$15,660	$12,314
Non-staff expenses:
Net occupancy expense	690	492	1,877	1,392
Depreciation and amortization	524	468	1,961	1,980
Data processing	242	291	758	791
Legal and professional fees	276	242	867	777
Advertising	100	195	289	512
Printing and supplies	172	203	423	452
Telecommunications	228	212	449	469
Mortgage servicing expense	236	(765)	414	489
Other noninterest expense	2,157	1,311	4,937	3,152

Total non-staff expenses	4,625	2,649	11,975	10,014

Total noninterest expense	$10,289	$7,158	$27,635	$22,328

        Employee compensation and benefits expense represented 55.0% and 56.7% of total noninterest expense for the three and nine months periods ended September 30, 2004, respectively. Employee compensation and benefits expense for the three months ended September 30, 2004 and 2003 was $5.7 million and $4.5 million, respectively, an increase of $1.2 million or 25.6%. For the nine months ended September 30, 2004 and 2003, employee compensation and benefits expenses was $15.7 million and $12.3 million, respectively, reflecting an increase of $3.3 million or 27.2%. The increases for both periods resulted primarily from the costs associated with the additional staff hired to meet loan growth and additional staff acquired with the Community Home Loan acquisition. Total full-time equivalent (FTE) employees at September 30, 2004 and 2003 were 409 and 322, respectively.

        For the three months ended September 30, 2004, non-staff expenses increased by $2.0 million or 74.6% compared with the same period in 2003. For the nine months ended September 30, 2004, non-staff expenses increased by $2.0 million or 19.6% compared with the same period in 2003. The increased non-staff expense for both periods was primarily due to higher occupancy expense and the inclusion of Community Home Loan.

Financial Condition

Loan Portfolio. Total loans, including loans held for sale, increased by $114.3 million or 29.7%, from $384.3 million at December 31, 2003 to $498.6 million at September 30, 2004. The increases are primarily attributed to the addition of four commercial lenders and the acquisitions of Community Home Loan and the Central Bank branches. At September 30, 2004 and December 31, 2003, the ratio of total loans to total deposits was 72.4 % and 76.7%, respectively. For the same periods, total loans represented 59.4% and 60.3% of total assets, respectively.

The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$98,332	19.7%	$63,793	16.6%
Real estate mortgage
1-4 family residential	158,661	31.8	140,020	36.4
Commercial	150,952	30.3	115,033	29.9
Held for sale	17,286	3.5	3,810	1.0
Other	12,920	2.6	8,488	2.2
Consumer and other, net	60,481	12.1	53,187	13.9

Total loans	$498,632	100.0%	$384,331	100.0%

Allowance for loan losses	4,535		3,893

Net loans	$494,097		$380,438

Nonperforming Assets. Nonperforming assets at September 30, 2004 and December 31, 2003 were $2.6 million and $2.3 million, respectively.

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

Accruing loans 90 days or more past due includes $1.1 million in outstanding loans to a borrower that filed Chapter 11 bankruptcy on August 3, 2004. The loan is secured by eight parcels of real property with an aggregate appraised value of approximately $3.5 million. While management believes that the collateral is adequate security for this loan, there can be no assurance that the Company will be able to sell the real property in a timely manner or for the appraised value.

The following table presents information regarding nonperforming assets at the dates indicated:

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Nonaccrual loans	$193	$1,255
Accruing loans 90 days or more past due	1,785	733
Other real estate	586	273

Total nonperforming assets	$2,564	$2,261

Nonperforming assets to total assets	0.31%	0.35%
Nonperforming assets to total loans and other real estate	0.51%	0.59%

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

For the nine months ended September 30, 2004, net loan charge-offs were $508,000 or 0.12% of average loans outstanding compared with $2.3 million or 0.61% for the year ended December 31, 2003. The decrease in net charge-offs was primarily due to a decrease in the Company’s consumer loans in connection with the sale of the Company’s credit card portfolio in the fourth quarter of 2003. Credit card loans generally carry more risk and have historically resulted in larger aggregate charge-offs. At September 30, 2004 and December 31, 2003, the allowance for loan losses aggregated $4.5 million and $3.9 million, or 0.91% and 1.01% of total loans, respectively. At September 30, 2004, the allowance for loan losses as a percentage of nonperforming loans was 229.27% compared with 195.82% at December 31, 2003.

The following table presents for the periods ended an analysis of the allowance for loan losses and other related data:

	As of and for the Nine Months Ended September 30, 2004	As of and for the Year Ended December 31, 2003
	(Dollars in thousands)
Average total loans outstanding	$431,255	$376,988

Total loans outstanding at end of period	$498,632	$384,331

Allowance for loan losses at beginning of period	3,893	3,296
Provision for loan losses	1,150	2,900
Charge-offs:
Commercial and industrial	(68)	(916)
Real estate	(159)	(321)
Consumer	(833)	(2,001)
Other	(25)	—

Total charge-offs	(1,085)	(3,238)

Recoveries:
Commercial and industrial	166	153
Real estate	20	82
Consumer	366	683
Other	25	17

Total recoveries	577	935

Net charge-offs	(508)	(2,303)

Allowance for loan losses at end of period	$4,535	$3,893

Ratio of allowance to end of period total loans	0.91%	1.01%
Ratio of net charge-offs to average total loans	0.12%	0.61%
Ratio of allowance to end of period nonperforming loans	229.27%	195.82%

Securities. At September 30, 2004, the securities portfolio totaled $255.8 million, reflecting an increase of $71.2 million or 38.6% from $184.5 million at December 31, 2003. During the nine months ended September 30, 2004, the Company purchased $121.3 million in investment securities. Additionally, the Company sold $31.9 million of investment securities in an effort to reposition the portfolio for current economic conditions and to provide funding for loan growth. The Company also received $18.2 million in maturities and principal paydowns on investment securities.

        Deposits. At September 30, 2004, total deposits were $688.9 million, an increase of $187.8 million or 37.5% from $501.1 million at December 31, 2003. Noninterest-bearing deposits at September 30, 2004 increased by $29.8 million or 30.9% to $126.1 million from $96.3 million at December 31, 2003. Interest-bearing deposits at September 30, 2004 increased by $158.0 million or 39.0% to $562.8 million from $404.8 million at December 31, 2003. The $187.8 million or 37.5% increase in deposits compared with December 31, 2003 is primarily attributed to internal growth and the addition of the Central Bank branches. The Company’s ratios of noninterest-bearing demand deposits to total deposits at September 30, 2004 and December 31, 2003 were 18.3% and 19.2%, respectively.

Borrowings. The Company utilizes borrowings to supplement deposits in funding its lending and investing activities. Borrowings consist of short-term and long-term advances from the Federal Home Loan Bank (FHLB) and advances on the revolving credit line with a correspondent bank. Federal funds purchased decreased $5.9 million to $973,000 at September 30, 2004 from $6.9 million at December 31, 2003. Borrowings decreased $32.0 million to $39.9 million at September 30, 2004 from $71.9 million at December 31, 2003. The decrease is primarily due to excess funds received in connection with the Central Bank branch acquisition. The maturity dates for the FHLB borrowings range from the years 2005 to 2024 and have interest rates from 2.75% to 5.91%.

As of September 30, 2004 and December 31, 2003, the Company had $12.4 million outstanding in junior subordinated deferrable interest debentures issued to its subsidiary trusts.

At September 30, 2004, the Company had nothing borrowed on its $10.0 million revolving credit line with a correspondent bank. The line of credit bears interest at Federal Funds rate plus 2.25% and expires in March 2005.

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

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. At September 30, 2004, the Company had cash and cash equivalents of $19.2 million, up from $17.3 million at December 31, 2003. The increase is mainly attributed to the increase in deposits, partially offset by the purchase of investment securities and loan growth.

Capital Resources. Shareholders’ equity was $78.7 million at September 30, 2004 and $38.0 million at December 31, 2003, respectively. The increase is primarily due to the $36.1 million in net proceeds from the sale of 2,300,000 shares of common stock in the public offering, an addition to undivided profits of $4.6 million in net earnings for the nine months ended September 30, 2004 and $200,000 in common stock issued in connection with the Community Home Loan acquisition, partially offset by dividends declared of $1.0 million.

The following table provides a comparison of the Company’s and the State Bank’s leverage and risk-weighted capital ratios as of September 30, 2004 to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at September 30, 2004
The Company
Leverage ratio	4.00	%(1)	N/A	9.07%
Tier 1 risk-based capital ratio	4.00%		N/A	13.53%
Risk-based capital ratio	8.00%		N/A	14.39%
The Bank
Leverage ratio	4.00	%(2)	5.00%	6.48%
Tier 1 risk-based capital ratio	4.00%		6.00%	9.68%
Risk-based capital ratio	8.00%		10.00%	10.54%

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Use of Proceeds

Pursuant to a registration statement on Form S-1 (Registration No. 333-116542) filed with, and declared effective on August 4, 2004 by, the Securities and Exchange Commission, the Company sold 2,000,000 shares of its common stock at $17.00 per share, for an aggregate of $34.0 million, to the public in an underwritten firm commitment offering which closed on August 10, 2004. The underwriters exercised their 30-day option on August 26, 2004 to purchase an additional 300,000 shares to cover over-allotments. The managing underwriters for the public offering were Stifel, Nicolaus & Company, Incorporated and Hoefer & Arnett, Incorporated.

The Company received $36.1 million in net proceeds, after deduction of underwriting discounts and commissions of $2.2 million and $788,000 in offering expenses. Of the net proceeds, approximately $10.0 million was used to repay the Company’s outstanding line of credit which was used as additional capital to support the acquisition of the additional assets from the Central Bank branches. In addition, approximately $18.4 million of the net proceeds will be used to pay the cash portion of the merger consideration to be paid to GNB Bancshares shareholders and the balance will be used for general corporate purposes, including contributions to the capital of State Bank, the possible opening of additional branches and the possible acquisition of financial institutions.

(c) Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of the Company’s shareholders was held on September 14, 2004. At the meeting, the shareholders of the Company considered and acted on the following proposals:

1.	A proposal to approve the Amended and Restated Agreement and Plan of Merger, dated April 29, 2004, by and between the Company and GNB Bancshares, Inc. pursuant to which GNB Bancshares will merge with and into the Company, all on and subject to the terms and conditions contained therein. A total of 3,225,359 shares voted in favor, 3,775 shares voted against and 15,153 shares abstained.

2.	A proposal to adjourn the meeting to a later date or dates, if necessary, to permit further solicitation of proxies in the event there are not sufficient votes at the time of the meeting to approve the merger agreement. This item was dismissed since enough votes were either represented by presence or proxy.

3.	A proposal to approve the Company’s 2004 Stock Incentive Plan. A total of 2,716,005 shares voted in favor, 498,754 shares voted against and 29,528 shares abstained.

4.	A proposal to amend the articles of incorporation of the Company to provide that the Company’s bylaws may be amended only upon the approval of at least 70% of the Company’s board of directors and to provide that, consistent with the Company’s bylaws, the number of directors that serve on the board may be increased or decreased by the board of directors in accordance with Texas law, without first obtaining shareholder approval. A total of 2,849,338 shares voted in favor, 384,868 shares voted against and 10,081 shares abstained.

Item 5. Other Information

Not applicable

Item 6. Exhibits.

Exhibit Number	Identification of Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2004	By:	/s/ L. Don Stricklin
L. Don Stricklin
President and Chief Executive Officer (principal executive officer)

Date: November 15, 2004	By:	/s/ Thomas N. Adams
Thomas N. Adams
Executive Vice President and
Chief Financial Officer
(principal financial officer/ principal accounting officer)