Form 10-K
period 2004-12-31
TEXAS UNITED BANCSHARES INC
filed 2005-03-30
CIK 1169238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

As of March 15, 2005, the number of outstanding shares of Common Stock, par value $1.00 per share, was 7,798,872. The aggregate market value of the shares of Common Stock held by non-affiliates based on the closing price of the Common Stock on the Nasdaq National Market on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, of $17.96 per share, was approximately $63.7 million.

TEXAS UNITED BANCSHARES, INC.

2004 ANNUAL REPORT ON FORM 10-K

Item 1. Business

General

Texas United Bancshares, Inc. (“Texas United”) is the bank holding company for State Bank (“State Bank”), a commercial bank headquartered in La Grange, Texas, and GNB Financial, n.a. (“GNB Financial”), a commercial bank headquartered in Gainesville, Texas. State Bank has 20 full service banking locations and seven loan production offices serving 12 counties located primarily between the Houston, Austin and San Antonio metropolitan areas in central and south central Texas. GNB Financial has seven full service banking locations in Cooke, Denton and Ellis counties surrounding the Dallas-Fort Worth metroplex. Through State Bank, Texas United also owns Community Home Loan, Inc., a mortgage company with 12 loan production offices located in Houston and San Antonio. Texas United provides a wide range of financial services to small to medium-sized businesses, including commercial loans commercial mortgage loans, individuals, including mortgage loans and consumer loans.

The principal executive office of Texas United is located at 202 W. Colorado in La Grange, Texas and its telephone number is (979) 968-8451. Texas United’s website address is www.statebanktx.com. Texas United makes available free of charge on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information found on Texas United’s website is not part of this or any other report.

History and Expansion

Texas United was formed in 1995 as a bank holding company for State Bank, which was chartered in 1906. Texas United adopted its current name in June of 1998 after the merger of South Central Texas Bancshares, Inc. into the company, which was then named Premier Bancshares, Inc. After the South Central Texas merger, Texas United consolidated its three separate bank subsidiaries into its subsidiary, State Bank.

From December 31, 1996 to December 31, 2004, Texas United’s total assets grew from $80.0 million to $1.1 billion through a combination of internal growth and the consummation of the following acquisitions and de novo branching:

Acquired Entity	Consummation Date	Total Assets at Consummation		Total Loans at Consummation		Total Deposits at Consummation
	(Dollars in thousands)
South Central Texas Bancshares, Inc	06/18/1998	$91,636		$31,522		$80,763
First State Bank, Dime Box	07/23/1999	31,994		16,947		27,019
Pleasanton Branch of First National Bank of South Texas	12/13/1999	5,329		4,632		13,559
Hempstead and Waller Branches of Texas Guaranty Bank, Houston	09/05/2000	4,260		3,696		37,877
The Bryan-College Station Financial Holding Company	07/31/2002	79,908		57,335		73,835
Community Home Loan, Inc	02/05/2004	10,872		9,805		—
Caldwell and Lexington Branches of Central Bank, Houston	07/30/2004	28,604	(1)	27,780	(1)	99,238
GNB Bancshares, Inc.	10/01/2004	223,715		166,644		186,260

(1)	After giving effect to the put-back of $5.3 million in loans pursuant to the purchase agreement on September 23, 2004.

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

On February 5, 2004, State Bank acquired 100% of Community Home Loan, Inc. (“CHL”) and operates CHL as a subsidiary of State Bank. CHL is a mortgage bank domiciled in Houston, Texas. Based upon financial information as of December 31, 2003, State Bank acquired $11.1 million in assets and assumed $10.1 million in liabilities. Initial consideration paid was $300,000 in cash and $200,000 in Texas United common stock. Additional consideration will be paid annually through 2007 based upon the achievement of performance objectives. If all objectives are attained, State Bank would pay an aggregate of $1.3 million.

On October 1, 2004, Texas United acquired GNB Bancshares, Inc. and its wholly owned subsidiary GNB Financial. Pursuant to the terms of the merger agreement, in exchange for all outstanding shares of GNB Bancshares capital stock, Texas United paid $18.4 million in cash and issued 1,456,819 shares of its common stock. As of September 30, 2004, on a consolidated basis, GNB Bancshares had total assets of $223.7 million, total loans of $166.6 million, total deposits of $186.3 million and shareholders’ equity of $19.2 million.

On July 30, 2004, Texas United acquired the loans and premises and assumed the deposit liabilities of the Caldwell, Texas and Lexington, Texas branches of Central Bank, Houston, Texas. Under the terms of the purchase agreement, Texas United agreed to pay a premium of 8.02% of total deposits and $800,000 for the related real property and improvements and the related furniture, fixtures and equipment. As of July 30, 2004, deposits at both branches totaled $99.2 million and loans totaled $33.1 million. Based on these totals, Texas United paid approximately $8.8 million to acquire these branches. Under the terms of the purchase agreement, on September 23, 2004, Texas United put-back approximately $5.3 million in loans.

Public Offering. Pursuant to a registration statement on Form S-1 filed with, and declared effective by, the Securities and Exchange Commission, Texas United sold 2,000,000 shares of its common stock at $17.00 per share to the public in an underwritten firm commitment offering which closed on August 10, 2004. The underwriters exercised their 30-day option on August 26, 2004 to purchase an additional 300,000 shares to cover over-allotments. Of the $36.0 million in net proceeds, after deduction of underwriting discounts and commissions and $788,000 in offering expenses, approximately $10.0 million was used to repay Texas United’s outstanding line of credit which was used as additional capital to support the acquisition of the additional assets from the Central Bank branches. In addition, approximately $18.4 million of the net proceeds were used to pay the cash portion of the merger consideration to GNB Bancshares shareholders and the balance was used for general corporate purposes, including contributions to the capital of State Bank and the construction of additional branches.

Stock Split. On October 15, 2003, Texas United effected a three-for-two stock split in the form of a 50% stock dividend payable to shareholders of record on October 1, 2003. Texas United issued approximately 1.3 million shares in connection with the stock split. All share and per share information for periods prior to and including October 15, 2003 contained in this document has been restated to reflect this stock split.

Growth and Operating Strategies

The key components of Texas United’s growth and operating strategies are as follows:

Growth Strategy. Texas United has grown through a combination of internal growth and acquisitions. Texas United’s growth strategy is to increase its presence in north central, central and south central Texas by branching into or acquiring community banks with a presence in rural areas and higher growth suburban areas of Austin, Houston, San Antonio and Dallas. Texas United believes that its current locations provide the necessary platform to expand its services within its existing market area and into new markets offering growth potential, and that Texas United has the back office and technology systems in place to accommodate additional growth. Texas United also intends to continue to add experienced lenders, and over the last 18 months, it has hired eight experienced lenders in four different market areas. Texas United’s growth plan entails the following:

•	Continued focus on internal growth and de novo branching. An important part of Texas United’s growth strategy is to continue its expansion efforts through internal growth and de novo branching. To do so, Texas United intends to evaluate and consider opening de novo banking centers in market areas and contiguous market areas when opportunities arise. Texas United has established a successful track record of opening de novo banking centers, having opened six banking centers between May 1999 and December 2002.

•	Continued growth through selected acquisitions. Another significant part of Texas United’s growth strategy is to continue its pursuit of growth opportunities through acquisitions. Texas United believes that it has a history of successfully integrating the operational and cultural aspects of its prior acquisitions. Because Texas United has focused on organizations that have already proven to be successful in their respective market areas, Texas United believes that its integration risk in prior acquisitions has been low. Further, Texas United has experienced little customer defection and staff attrition following its prior acquisitions.

•	Continued focus on rural areas and bedroom communities of larger metropolitan areas. In evaluating acquisition opportunities, Texas United plans to continue to focus on the needs of small to medium-sized businesses in both the rural communities in which its banking centers are located and in bedroom communities of larger metropolitan areas, which while within a commutable distance from a metropolitan area, generally have the characteristics of a small town. In evaluating de novo branching opportunities, Texas United intends to focus mostly on bedroom communities of larger metropolitan areas. Texas United’s management believes that the larger regional banks are not allocating their resources to serve these customers effectively. Small to medium-sized businesses generally have the size and sophistication to demand customized products and services, which management believes Texas United’s bankers are well-equipped to understand and address as a result of their experience. Further, it has been Texas United’s experience that it is less costly to establish a location in a rural or bedroom community than in a metropolitan area, and that these markets are generally less competitive.

Operating Strategies. While pursuing its growth strategy, Texas United plans to continue its focus on customer service, asset quality and prudent capital management as described below.

•	Continued emphasis on relationship based banking and decentralized decision-making. Texas United operates under a community banking philosophy which is customer driven, emphasizes long-term customer relationships and provides practical financial solutions, convenience and consistent service. Each of its banking centers is administered by one of its local presidents who has knowledge of the particular community and lending expertise in the specific industries found within the community. Texas United entrusts its banking center presidents with the authority and flexibility within general parameters to make customer-related decisions, as management believes that the most efficient and effective decisions are made at the point of customer contact by the people who know the customer. With its decentralized decision-making process, Texas United is able to provide customers with rapid decisions on lending issues. The support services Texas United provides to its banking centers are centralized in its main office located in La Grange, Texas. These services include back office operations, credit administration, human resources, internal audit, compliance, training and data processing. As a result, Texas United’s operations enhance efficiencies, maintain consistency in policies and procedures and enable its employees to focus on developing and strengthening customer relationships.

•	Continued emphasis on our credit administration and sound asset quality. Texas United’s experienced credit administration team has developed an “asset quality culture” consisting of comprehensive policies and procedures for credit underwriting and funding that have enabled us to maintain sound credit quality in spite of our rapid growth. Combined with its significant lending experience, these procedures and controls have enabled Texas United to provide responsive, customized service to our customers. Texas United’s total assets have grown from $379.8 million at December 31, 2000 to $1.1 billion at December 31, 2004. Despite this growth, at December 31, 2004, Texas United’s ratio of nonperforming loans to total loans was 0.43% and its ratio of nonperforming assets to total loans and other real estate owned was 0.56%. Going forward, Texas United intends to adhere to the practices and policies that have contributed to its sound asset quality to date.

•	Continued prudent management of capital. Texas United’s goal is to operate at a capital level that supports its growth but does not unduly hamper its achievement of an attractive return on equity. In order to strike this balance, Texas United relies on its management’s expertise to prudently manage its capital resources. In the past, Texas United has initiated repurchases of its common stock and would consider doing so again in an effort to manage capital. During 2000 and 2003, Texas United issued an aggregate of $12.4 million in junior subordinated debentures to its unconsolidated subsidiary trusts because it believed it to be the lowest cost source of capital available to accommodate its growth.

Lines of Business

Texas United offers a variety of traditional loan and deposit products to its customers that consist primarily of consumers and small to medium-sized businesses. Texas United tailors its products to the needs of customers within a specific market area. At December 31, 2004, Texas United maintained approximately 56,946 separate deposit accounts and 13,477 separate loan accounts and approximately 21.3% of Texas United’s total deposits were non-interest bearing demand deposits. For the year ended December 31, 2004, Texas United’s average cost of funds was 1.40%.

Texas United has been an active mortgage lender, with 1-4 family residential (including loans held for sale) and commercial mortgage loans comprising 62.5% of the Texas United’s total loans outstanding as of December 31, 2004. For consumer customers, Texas United offers loans for automobiles and other consumer durables, home equity loans, debit and credit cards, personal computer banking, and other cash flow management services and telebanking. By offering certificates of deposit, NOW accounts, savings and money market accounts, and overdraft protection at competitive rates, Texas United gives its depositors a full range of traditional deposit products. Texas United successfully introduced Platinum Reward Checking, which for a monthly fee provides consumers with a package of benefits including free personalized checks and overdraft protection. In addition, Texas United facilitates sales of brokerage, mutual funds, annuities, and other insurance products through third party vendors.

Market Area

Texas United’s primary market consists of the rural and bedroom communities served by its 20 banking centers within 12 counties located primarily between the Austin, Houston and San Antonio metropolitan area in central and south central Texas and seven banking centers located in Cooke, Denton and Ellis counties surrounding the Dallas-Fort Worth metroplex. The diverse nature of the economies at each location served by Texas United provides a varied customer base and allows Texas United to spread its lending risk throughout a number of different industries. Texas United’s market area is comprised of smaller community banks or branches of large regional banks. Management believes that as a mid-sized financial institution it can combine the philosophies of a community bank with the sophistication of a large regional bank to enhance its competitive advantage within the markets served and provide for excellent growth opportunities through acquisitions, new branching locations and additional business development.

Operating Segments

Texas United’s operations are managed along two reportable operating segments consisting of Commercial Banking and Mortgage Banking. See Note V—Segment Information in the notes to consolidated financial statements included with this annual report on Form 10-K.

Competition

The banking business is highly competitive, and Texas United’s profitability depends principally on its ability to compete in the market areas in which its banking operations are located. Texas United experiences substantial competition in attracting and retaining savings deposits and in lending funds. The primary factors Texas United encounters in competing for savings deposits are convenient office locations and rates offered. Direct competition for savings deposits comes from other commercial bank and thrift institutions, money market mutual funds and corporate and government securities which may offer more attractive rates than insured depository institutions are willing to pay. The primary factors Texas United encounters in competing for loans include, among others, interest rates and loan origination fees and the range of services offered. Competition for origination of real estate loans normally comes from other commercial banks, thrift institutions, mortgage bankers, mortgage brokers and insurance companies. Texas United has been able to compete effectively with other financial institutions by emphasizing customer service and technology; by establishing long-term customer relationships and building customer loyalty; and by providing products and services designed to address the specific needs of its customers.

Employees

As of December 31, 2004, Texas United had 522 full-time equivalent employees. Texas United provides medical and hospitalization insurance to its full-time employees. Management considers its relations with its employees to be good. Neither Texas United, State Bank nor GNB Financial are a party to any collective bargaining agreement.

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

The following description summarizes some of the laws to which Texas United, State Bank and GNB Financial are subject. References in the following description to applicable statutes and regulations are brief summaries of these statutes and regulations, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

Texas United

Texas United is a financial holding company pursuant to the Gramm-Leach-Bliley Act and a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). Accordingly, Texas United is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The Gramm-Leach-Bliley Act, the BHCA and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

Notwithstanding the foregoing, the Gramm-Leach-Bliley Act, effective March 11, 2000, eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers and permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. No regulatory approval is generally required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

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

Stock Repurchases. A bank holding company is required to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. A holding company may not impair its subsidiary bank’s soundness by causing it to make funds available to nonbanking subsidiaries or their customers if the Federal Reserve Board believes it is not prudent to do so.

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2004, Texas United’s ratio of Tier 1 capital to total risk-weighted assets was 10.40% and its ratio of total capital to total risk-weighted assets was 11.31%.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are be required to maintain a leverage ratio of 4.0%. As of December 31, 2004, Texas United’s leverage ratio was 7.08%.

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

State Bank and GNB Financial

State Bank is a Texas-chartered banking association, the deposits of which are insured by the Bank Insurance Fund (“BIF”) of the FDIC. State Bank is not a member of the Federal Reserve System; therefore, State Bank is subject to supervision and regulation by the FDIC and the Texas Department of Banking. Such supervision and regulation subject State Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the Texas Department of Banking. Because the Federal Reserve Board regulates the bank holding company parent of State Bank, the Federal Reserve Board also has supervisory authority which directly affects State Bank.

GNB Financial is a national banking association. As a national banking association, GNB Financial is subject to supervision and regulation by the Office of the Comptroller of Currency (“OCC”). Since the deposits of GNB Financial are insured by the BIF of the FDIC, GNB Financial is also subject to supervision and regulation by the FDIC. Because the Federal Reserve Board regulates Texas United, and because GNB Financial is a member of the Federal Reserve System, the Federal Reserve Board also has regulatory authority which directly affects GNB Financial.

Permissible Activities for State-Chartered Institutions. The Texas Constitution, as amended in 1986, provides that a Texas-chartered bank such as State Bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. To the extent that the Texas laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, the FDICIA has operated to limit this authority. FDICIA provides that no state bank or subsidiary thereof may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the insurance fund. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.

Financial Modernization. Under the Gramm-Leach-Bliley Act, a national bank such as GNB Financial may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment, real estate development, real estate investment and annuity issuance. To do so, a bank must be well capitalized, well managed and have a CRA rating of satisfactory or better. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions. Such actions or restrictions could include divestiture of the “financial in nature” subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory of better.

Although the powers of state chartered banks are not specifically addressed in the Gramm-Leach-Bliley Act, Texas-chartered banks such as State Bank will have the same if not greater powers as national banks through the parity provision contained in the Texas Constitution.

Branching. Texas law provides that a Texas-chartered bank such as State Bank can establish a branch anywhere in Texas provided that the branch is approved in advance by the Texas Department of Banking. The branch must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers.

Restrictions on Transactions with Affiliates and Insiders. Transactions between State Bank, GNB Financial and their nonbanking subsidiaries and/or affiliates, including Texas United, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of Texas United or its subsidiaries.

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between State Bank, GNB Financial and their affiliates be on terms substantially the same, or at least as favorable to State Bank or GNB Financial, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The Federal Reserve has also issued Regulation W which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions.

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

Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by State Bank have provided Texas United’s operating funds and for the foreseeable future it is anticipated that dividends paid by State Bank and GNB Financial to Texas United will continue to be Texas United’s source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by State Bank and GNB Financial. Neither State Bank nor GNB Financial can pay a dividend if, after paying the dividend, such bank would be “undercapitalized.” The FDIC may declare a dividend payment to be unsafe and unsound even though State Bank would continue to meet its capital requirements after the dividend. In addition, without the OCC’s approval, dividends may not be paid by GNB Financial in an amount in any calendar year which exceeds the bank’s total net profits for that year, plus its retained profits for the preceding two years, less any required transfers to capital surplus. A national bank such as GNB Financial also may not pay dividends in excess of total retained profits, including current year’s earnings after deducting bad debts in excess of reserves for loan losses.

In some cases, the OCC may find a dividend payment that meets these statutory requirements to be an unsafe or unsound practice.

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

Examinations. Under FDICIA, all insured institutions must undergo regular on-site examination by their appropriate banking agency and such agency may assess the institution for its costs of conducting the examination. The OCC periodically examines and evaluates national banks such as GNB Financial and the FDIC periodically examines and evaluates insured, state non-member banks such as State Bank. These examinations review areas such as capital adequacy, reserves, loan portfolio quality and management, consumer and other compliance issues, investments, information systems, disaster recovery and contingency planning and management practices. Based upon such an evaluation, the OCC or the FDIC, as the case may be, may revalue the assets of a bank and require that it establish specific reserves to compensate for the difference between the OCC-determined value or FDIC-determined value, as the case may be, and the book value of such assets. The Texas Department of Banking also conducts examinations of state banks but may accept the results of a federal examination in lieu of conducting an independent examination.

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

Capital Adequacy Requirements. The FDIC and the OCC have adopted regulations establishing minimum requirements for the capital adequacy of insured, state non-member banks and national banks, respectively. The FDIC and the OCC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

Both the FDIC’s and the OCC’s risk-based capital guidelines generally require their regulated banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for State Bank and GNB Financial as for Texas United. As of December 31, 2004, State Bank’s ratio of Tier 1 capital to total risk-weighted assets was 9.53% and its ratio of total capital to total risk-weighted assets was 10.39%. As of December 31, 2004, GNB Financial’s ratio of Tier 1 capital to total risk-weighted assets was 11.64% and its ratio of total capital to total risk-weighted assets was 12.69%.

The FDIC’s and the OCC’s leverage guidelines require insured, state non-member banks and national banks, respectively, to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The Texas Department of Banking has issued a policy that generally requires Texas state chartered banks to maintain a leverage ratio

(defined in accordance with federal capital guidelines) of 6.0%. As of December 31, 2004, State Bank’s and GNB Financial’s ratios of Tier 1 capital to average total assets (leverage ratio) were 6.25% and 10.70%, respectively.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “under capitalized,” “significantly under capitalized” and “critically under capitalized.” A “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is “under capitalized” if it fails to meet any one of the ratios required to be adequately capitalized. State Bank and GNB Financial are both classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations.

In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment. The OCC may prohibit any significantly and critically undercapitalized national banks such as GNB Financial from, among other things, entering into any material transaction not in the ordinary course of business, amending its charter or bylaws, or engaging in certain transactions with affiliates. In addition, critically undercapitalized institutions generally will be prohibited from making payments of principal or interest on outstanding subordinated debt.

As an institution’s capital decreases, the FDIC’s enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator. Similarly, within 90 days of a national bank becoming critically undercapitalized, the OCC must appoint a receiver or conservator unless certain findings are made with respect to the prospect for the institution’s continued viability.

Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

Deposit Insurance Assessments. The deposits held by State Bank and GNB Financial are insured by the FDIC through the BIF to the extent provided by law and they must pay assessments to the FDIC for such deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, FDIC-insured depository institutions pay annual insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The current range of BIF assessments is between 0% and 0.27% of deposits.

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

In addition to BIF assessments, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by the Financing Corporation (“FICO”) to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. With regard to the assessment for the FICO obligation, for the first quarter 2005, the BIF rate was 0.0144% of deposits.

Enforcement Powers. The FDIC and the other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject Texas United or its banking subsidiaries, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. The appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan. The Texas Department of Banking also has broad enforcement powers over State Bank, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

Brokered Deposit Restrictions. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) and FDICIA generally limit institutions which are not well capitalized from accepting brokered deposits. In general, undercapitalized capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

Cross-Guarantee Provisions. FIRREA contains a “cross-guarantee” provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

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

Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, State Bank and GNB Financial are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. State Bank and GNB Financial must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

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

USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) was enacted in October 2001. The USA Patriot Act is intended to strengthen the ability of U.S. law enforcement and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions of all kinds is significant and wide ranging. The USA Patriot Act contains a broad range of anti-money laundering and financial transparency laws and requires various regulations, including: (i) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (ii) standards for verifying customer identification at account opening; (iii) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iv) reports by nonfinancial trades and business filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (v) filing of suspicious activities reports involving securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

Sarbanes-Oxley Act of 2002

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (SOX). Commencing with its 2005 annual report on Form 10-K, Texas United will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate control over financial reporting as of year-end; of the framework used by management to evaluate the effectiveness of Texas United’s internal control over financial reporting; and that Texas United’s independent registered public accounting firm has issued an attestation report on management’s assessment of Texas United’s internal control over financial reporting, which report is also required to be filed as part of the annual report on Form 10-K.

Instability of Regulatory Structure

Various legislation and proposals to overhaul the bank regulatory system and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of Texas United and its banking subsidiaries in substantial and unpredictable ways. Texas United cannot determine the ultimate effect that any potential legislation, if enacted, or implemented regulations with respect thereto, would have, upon the financial condition or results of operations of Texas United or its subsidiaries.

Expanding Enforcement Authority

One of the major additional burdens imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve Board and FDIC have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies’ authority in recent years, and the agencies have not yet fully tested the limits of their powers.

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

Item 2. Facilities

Texas United conducts business at 27 full service banking locations and 19 loan production offices (LPOs). Texas United’s headquarters are located at 202 W. Colorado Street, La Grange, Texas. State Bank owns all of the buildings in which its banking centers are located except for the Tomball banking center, its seven LPOs and the 12 Community Home Loan LPOs. The lease for the Tomball location expires in June 2009. The leases on the LPOs range from month-to-month to a five year term. GNB Financial owns all of the buildings in which its banking centers are located except for the Fort Worth and Muenster facilities and the location in the Gainesville Wal-Mart. The lease terms for expire in December 2006, July 2007 and October 2006, respectively, not including optional renewal periods which are available. Community Home Loan leases all 12 of its locations with various lease terms. The following tables set forth specific information on each location:

Banking Centers

Location	Address	Deposits at December 31, 2004
		(Dollars in thousands)
State Bank:
La Grange	202 W. Colorado La Grange, Texas 78945	$100,843

Flatonia	205 East South Main Flatonia, Texas 78941	35,074

Gonzales	508 St. Louis Gonzales, Texas 78629	44,894

Weimar	201 N. Center Street Weimar, Texas 78962	11,128

New Braunfels	844 North Loop 37 New Braunfels, Texas 78131	35,885

Schulenburg	301 Bucek St. Schulenburg, Texas 78956	22,254

Dime Box	Bowes & Highway 141 Dime Box, Texas 77853	16,611

Tomball	620 W. Main St. Tomball, Texas 77377-0170	26,682

Pleasanton	1112 W. Oaklawn Drive Pleasanton, Texas 78064	23,934

Hempstead	1250 Austin Street Hempstead, Texas 77445	57,918

Waller	31250 FM 2920 Waller, Texas 77484	60,311

Location	Address	Deposits at December 31, 2004
		(Dollars in thousands)

Cedar Park	650 E. Whitestone Blvd. Cedar Park, Texas 78613	$27,018

Austin	12730 Research Blvd. Austin, Texas 78759	23,345

Lexington	8933 N. Hwy 77 Lexington, Texas 78747	8,276

Bryan Main	2900 Texas Avenue Bryan, Texas 77802	61,170

Bryan North	1500 N. Texas Avenue Bryan, Texas 77803	9,754

College Station	2202 Longmire College Station, Texas 77840	21,040

Liberty Hill	101 Bronco Blvd. Liberty Hill, Texas 78942	11,423

Caldwell	129 W. Buck Street Caldwell, Texas 77836	68,536

Lexington Downtown	604 Wheatley Street Lexington, Texas 78947	23,736
GNB Financial, n.a.:
Gainesville	100 E. California Street Gainesville, Texas 76240	102,173

Gainesville Wal-Mart	1800 Lawrence Street Gainesville, Texas 76240	2,435

Ennis	2200 W. Ennis Avenue Ennis, Texas 75119	19,609

Muenster	1000 E. Division Muenster, Texas 76252	8,134

Sanger	1405 Chapman Road Sanger, Texas 76266	27,743

The Colony	4400 Main Street The Colony, Texas 75056	22,479

Waxahachie	401 Ferris Avenue Waxahachie, Texas 75165	7,670

Loan Production Offices

Location	Number of LPOs
Houston	12
Temple	1
Austin	4
San Antonio	2

Item 3. Legal Proceedings

Texas United, State Bank and GNB Financial from time to time are involved in legal proceedings arising in the normal course of business. Management believes that neither Texas United, State Bank nor GNB Financial are a party to, nor any of their property the subject of, any material pending or threatened legal proceedings which, if determined adversely, would have a material adverse effect upon the consolidated financial condition, results of operations or cash flows of Texas United.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II.

Item 5. Market of Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Texas United’s Common Stock began trading on July 31, 2002 and is listed on the Nasdaq National Market System under the symbol “TXUI.” As of March 15, 2005, there were 7,798,872 shares issued and outstanding and approximately 1,218 shareholders of record. The number of beneficial owners is unknown to Texas United at this time.

The high and low closing prices of Texas United Common Stock as reported by the Nasdaq National Market by quarter for the 2004 and 2003 fiscal years (adjusted to give effect to the three-for-two stock split effective October 15, 2003) were as follows:

2004	High	Low
First quarter	$19.54	$15.95
Second quarter	19.20	17.06
Third quarter	17.99	17.19
Fourth quarter	20.00	17.49

2003
First quarter	$12.61	$11.13
Second quarter	15.20	12.27
Third quarter	17.67	14.17
Fourth quarter	17.44	15.34

Dividends

Holders of Common Stock are entitled to receive dividends when, as and if declared by Texas United’s Board of Directors out of funds legally available therefor. While Texas United has declared dividends on its Common Stock since inception in 1998, and paid quarterly dividends aggregating $0.07 per share in 2004 and in 2003, there is no assurance that Texas United will continue to pay dividends in the future.

The primary source of cash revenues to Texas United is dividends paid by State Bank and GNB Financial (collectively, the “Banks”) with respect to their respective capital stock. There are certain restrictions on the payment of such dividends imposed by federal and state banking laws, regulations and authorities. Under federal law, the Banks cannot pay a dividend if it will cause the Banks to be “undercapitalized.” The Banks are also subject to risk-based capital rules that restrict their ability to pay dividends. The risk-based capital rules set a specific schedule for achieving minimum capital levels in relation to risk-weighted assets. Regulatory authorities can impose stricter limitations on the ability of the Banks to pay dividends if they consider the payment to be an unsafe or unsound practice.

The cash dividends paid per share by quarter for the last two fiscal years (adjusted to give effect of the three-for-two stock split effective October 15, 2003) were as follows:

	2004	2003
First quarter	$0.07	$0.07
Second quarter	0.07	0.07
Third quarter	0.07	0.07
Fourth quarter	0.07	0.07

Issuer Purchases of Equity Securities

None

Item 6. Selected Consolidated Financial Data

The following table summarizes selected consolidated financial data of Texas United for each fiscal year of the five-year period ended December 31, 2004. The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Texas United’s consolidated financial statements and the notes thereto. The consolidated financial statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 and the reports thereon of BKD, LLP and Grant Thornton LLP are included elsewhere in this document.

	As of and for the Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$46,337	$36,701	$32,406	$29,894	$25,355
Interest expense	12,763	10,478	10,373	13,064	11,482

Net interest income	33,574	26,223	22,033	16,830	13,873
Provision for loan losses	1,850	2,900	1,900	925	293

Net interest income after provision for loan losses	31,724	23,323	20,133	15,905	13,580
Noninterest income	18,195	13,804	11,671	7,865	5,308
Noninterest expense	41,061	29,992	25,888	19,761	15,450

Earnings before taxes	8,858	7,135	5,916	4,009	3,438
Provision for income taxes	2,808	1,894	1,638	785	401

Net earnings	$6,050	$5,241	$4,278	$3,224	$3,037

Common Share Data(1):
Basic earnings per share	$1.15	$1.31	$1.12	$0.86	$0.83
Diluted earnings per share	1.11	1.26	1.07	0.83	0.79
Book value per share	13.44	9.49	8.94	7.35	6.62
Tangible book value per share(2)	7.61	7.13	6.43	5.50	4.66
Cash dividends declared per share	0.28	0.28	0.28	0.24	0.21
Dividend payout ratio	25.6%	21.4%	25.0%	27.9%	25.3%

Weighted average shares outstanding (basic) (in thousands)	5,264	3,984	3,826	3,742	3,652
Weighted average shares outstanding (diluted) (in thousands)	5,442	4,151	3,998	3,894	3,813
Shares outstanding at end of period (in thousands)	7,796	4,002	3,960	3,724	3,717

Balance Sheet Data (at period end):
Total assets	$1,141,366	$637,684	$587,272	$453,839	$379,772
Securities	301,631	184,547	132,140	109,877	75,831
Loans (including loans held for sale)	693,548	384,331	386,315	274,945	239,641
Allowance for loan losses	6,685	3,893	3,296	1,754	1,590
Total deposits	880,075	501,136	452,919	375,688	336,308
Borrowings and notes payable	105,940	71,875	62,945	39,232	9,127
Total shareholders’ equity	104,812	37,987	35,418	27,372	24,604

	As of and for the Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Selected Financial Ratios and Other Data:
Performance Ratios and Other Data:
Return on average assets	0.74%	0.86%	0.86%	0.79%	0.90%
Return on average equity	9.97	14.12	13.53	12.07	14.18
Net interest margin	4.56	4.81	5.05	4.74	4.70
Efficiency ratio(3)	79.49	77.33	80.28	81.14	80.36

Asset Quality Ratios(4):
Nonperforming assets to total loans and other real estate	0.56%	0.59%	0.52%	0.20%	0.50%
Net charge-offs to average loans	0.19	0.61	0.34	0.29	0.22
Allowance for loan losses to total loans	0.96	1.01	0.85	0.64	0.66
Allowance for loan losses to nonperforming loans(5)	222.02	195.82	197.48	334.73	156.80

Capital Ratios(6):
Leverage ratio	7.08%	6.46%	5.49%	6.49%	6.82%
Average shareholders’ equity to average total assets	7.43	6.07	6.35	6.42	6.33
Tier 1 risk-based capital ratio	10.40	9.54	7.97	10.16	10.19
Total risk-based capital ratio	11.31	10.47	8.83	10.80	10.84

(1)	Adjusted for a five-for-one stock split effective January 15, 2000 and a three-for-two stock split effective October 15, 2003.
(2)	Calculated by dividing total assets, less total liabilities, goodwill and core deposit intangibles, by shares outstanding at end of period.
(3)	Efficiency ratio is noninterest expense, excluding securities losses, divided by net interest income plus noninterest income, excluding security gains. Taxes are not part of this calculation.
(4)	At period end, except for net loan charge-offs to average loans, which is for periods ended at such dates.
(5)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and restructured loans.
(6)	At period end, except for average shareholders’ equity to average total assets, which is for periods ended at such dates.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. Texas United believes it has chosen the assumptions or bases in good faith and that they are reasonable. However, Texas United cautions you that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. Texas United will not update these statements unless the securities laws require us to do so.

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of Texas United’s balance sheets and statements of earnings. This section should be read in conjunction with Texas United’s consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in this annual report on Form 10-K.

For the Years Ended December 31, 2004, 2003 and 2002

Overview

Texas United generates the majority of its revenue from interest on loans, service charges on customer accounts and income from investment securities. The revenues are offset by interest expense paid on deposits and other borrowings and non-interest expense such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those assets. Net interest margin is determined by dividing net interest income by average interest-earning assets. Interest income is Texas United’s largest source of revenue, representing 71.8% of total revenue during 2004. The level of interest rates and the volume and mix of earning assets and interest bearing liabilities impact net interest income and margin. The current low rate environment has impacted Texas United’s net interest margin. As a result, in all periods presented, Texas United’s higher net interest income has been attributable to an increase in the volume of earning assets. The net interest margins were 4.56%, 4.81%, and 5.05% for the years ended December 31, 2004, 2003, and 2002, respectively.

Two principal components of Texas United’s growth strategy are internal growth and strategic acquisitions. During 2004, Texas United completed the acquisition of Community Home Loan, Inc., a mortgage company domiciled in Houston, Texas, in February, the Central Bank branches in July and GNB Bancshares in October.

Net income was $6.1 million, $5.2 million, and $4.3 million and diluted earnings per common share was $1.11, $1.26, and $1.07 for the years ended December 31, 2004, 2003, and 2002, respectively. The increase in net income was primarily the result of increased volumes in earning assets and non-interest income. Texas United posted returns on average assets of 0.74%, 0.86%, and 0.86% and returns on average equity of 9.97%, 14.12%, and 13.53% for the years ended December 31, 2004, 2003, 2002, respectively.

Total assets, deposits and shareholders’ equity increased in each comparison period. Total loans at December 31, 2004 increased $309.3 million from their level at December 31, 2003, primarily due to an increase in loans held for sale, internal growth and loans obtained from acquisitions. Total assets at December 31, 2004, 2003 and 2002 were $1.1 billion, $637.7 million, and $587.3 million, respectively. Total loans at December 31, 2004, 2003 and 2002 were $693.5 million, $384.3 million, and $386.3 million, respectively. Total deposits at

December 31, 2004, 2003 and 2002 were $880.1 million, $501.1 million, and $452.9 million, respectively. Shareholders’ equity at December 31, 2004, 2003 and 2002 was $104.8 million, $38.0 million, and $35.4 million, respectively.

On February 5, 2004, State Bank acquired 100% of Community Home Loan, Inc. (“CHL”) and operates CHL as a subsidiary of State Bank. CHL is a mortgage bank domiciled in Houston, Texas. Based upon financial information as of December 31, 2003, State Bank acquired $11.1 million in assets and assumed $10.1 million in liabilities. Initial consideration paid was $300,000 in cash and $200,000 in Texas United common stock. Additional consideration will be paid annually through 2007 based upon the achievement of performance objectives. If all objectives are obtained, State Bank would pay an aggregate of $1.3 million.

On July 30, 2004, Texas United purchased the loans and premises and assumed the deposit liabilities of the Caldwell, Texas and Lexington, Texas branches of Central Bank, Houston, Texas. Under the terms of the purchase agreement, Texas United agreed to pay a premium of 8.02% of total deposits and $800,000 for the related real property and improvements and the related furniture, fixtures and equipment. As of July 30, 2004, deposits at both branches totaled $99.2 million and loans totaled $33.1 million. Based on these totals, Texas United paid approximately $8.8 million to acquire these branches. Under the terms of the purchase agreement, on September 23, 2004, Texas United put-back approximately $5.3 million in loans. Goodwill of $6.7 million was recognized with this transaction.

On October 1, 2004, Texas United completed the acquisition of GNB Bancshares, Gainesville, Texas. Pursuant to the terms of the merger agreement, in exchange for all outstanding shares of GNB Bancshares capital stock, Texas United paid $18,400 in cash and issued 1,456,819 shares of its common stock. As of September 30, 2004, on a consolidated basis, GNB Bancshares had total assets of $223.7 million, total loans of $166.6 million, total deposits of $186.3 million and shareholders’ equity of $19.2 million. Goodwill of $23.8 million was recognized with this transaction.

Critical Accounting Policies

Texas United’s accounting policies are integral to understanding the results reported. Texas United’s policies are described in detail in Note A to the consolidated financial statements included in this annual report on Form 10-K. Texas United believes that of its significant accounting policies, the allowance for loan losses and mortgage servicing rights assets may involve a higher degree of judgment and complexity.

Allowance for Loan Losses—The allowance for loan losses is a valuation allowance for probable losses incurred on loans. Loans are charged to the allowance when the loss actually occurs or when a determination is made that a probable loss has occurred. Recoveries are credited to the allowance at the time of recovery. Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is adequate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined to be adequate to absorb losses. Management’s judgment as to the level of probable losses on existing loans involves the consideration of current economic conditions and their estimated effects on specific borrowers; an evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond Texas United’s control. Please refer to the subsequent discussion of “Allowance for Loan Losses” on page 31 as well as Note A to Texas United’s consolidated financial statements included in this annual report on Form 10-K for additional insight into management’s approach and methodology in estimating the allowance for loan losses.

Mortgage Servicing Rights Assets—Mortgage servicing rights assets are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, loan loss experience, and costs to service, as well as discount rates that consider the risk involved. Because the values of these assets are sensitive to changes in assumptions, the valuation of mortgage servicing rights is considered a critical accounting estimate. Please refer to Note A to Texas United’s consolidated financial statements in this annual report on Form 10-K for additional insight into management’s approach in estimating transfers and servicing of financial assets.

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

2004 versus 2003. Net interest income, before the provision for loan losses, increased from $26.2 million in 2003 to $33.6 million in 2004, a $7.4 million or 28.0% increase. The increase was primarily due to increased volumes in loans and investment securities from internal growth and the acquisitions of GNB Bancshares and the Central Bank branches, partially offset by lower net interest margin and spread. The net interest margin was 4.56% and 4.81% and the net interest spread was 4.24% and 4.55% for 2004 and 2003, respectively. During 2004, cost of funds decreased by 13 basis points on higher volume of deposits and other borrowings. The yield on average earning assets decreased by 44 basis points on higher volumes of both loans and investment securities.

2003 versus 2002. Net interest income, before the provision for loan losses, increased from $22.0 million in 2002 to $26.2 million in 2003, a $4.2 million or 19.0% increase. The net interest margin was 4.81% and 5.05% and the net interest spread was 4.55% and 4.76% for 2003 and 2002, respectively. Due to a lower interest rate environment in 2003, cost of funds decreased by 48 basis points on higher volume of deposits and other borrowings. The yield on average earning assets decreased by 69 basis points on higher volumes of both loans and investment securities.

The following table sets forth for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities and the net interest margin on average total interest-earning assets for the same periods. All average balances are daily average balances and nonaccruing loans have been included in the table as loans carrying a zero yield.

	For the Year Ended December 31,
	2004			2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$493,490	$37,710	7.64%	$376,988	$30,295	8.04%	$319,452	$26,569	8.32%
Taxable securities	231,526	8,161	3.52	155,165	5,866	3.78	94,622	5,027	5.31
Non-taxable securities	8,719	436	5.00	11,891	532	4.47	19,164	759	3.96
Federal funds sold	2,112	30	1.42	734	8	1.09	2,974	51	1.71

Total interest-earning assets	735,847	46,337	6.30	544,778	36,701	6.74	436,212	32,406	7.43
Less allowance for loan losses	4,654			3,631			2,759

Total interest-earning assets, net of allowance	731,193			541,147			433,453
Noninterest-earning assets	92,321			70,498			64,085

Total assets	$823,514			$611,645			$497,538

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$186,079	$2,414	1.30%	$125,622	$1,313	1.05%	$106,961	$1,564	1.46%
Savings and money market accounts	117,148	1,352	1.15	79,216	855	1.08	62,611	909	1.45
Time deposits	222,447	5,457	2.45	190,175	5,318	2.80	167,987	5,584	3.32
Federal funds purchased	10,579	194	1.83	8,167	128	1.57	10,333	330	3.19
Junior subordinated deferrable interest debentures	13,654	1,189	8.71	7,164	746	10.41	7,000	742	10.60
Other borrowings	70,813	2,157	3.05	66,960	2,031	3.03	31,547	1,063	3.37
Subordinated notes and debentures	—	—	—	757	87	11.49	1,574	181	11.50

Total interest-bearing liabilities	620,720	12,763	2.06	478,061	10,478	2.19	388,013	10,373	2.67

Noninterest-bearing liabilities:
Demand deposits	131,906			91,428			72,410
Other liabilities	10,639			5,044			5,505

Total liabilities	763,265			574,533			465,928
Shareholders’ equity	60,249			37,112			31,610

Total liabilities and shareholders’ equity	$823,514			$611,645			$497,538

Net interest income		$33,574			$26,223			$22,033

Net interest spread			4.24%			4.55%			4.76%
Net interest margin			4.56%			4.81%			5.05%

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related attributable to changes in volume and changes in interest rates. For purposes of these tables, changes attributable to both rate and volume have been allocated proportionately to the change due to volume and rate.

	For the Years Ended December 31,
	2004 vs. 2003			2003 vs. 2002
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$9,362	$(1,947)	$7,415	$4,785	$(1,059)	$3,726
Investment securities	2,745	(546)	2,295	2,708	(2,096)	612
Federal funds sold	15	7	22	(38)	(5)	(43)

Total increase (decrease) in interest income	12,122	(2,486)	9,636	7,455	(3,160)	4,295

Interest-bearing liabilities:
Interest-bearing demand deposits	632	469	1,101	273	(524)	(251)
Savings and money market accounts	409	88	497	241	(295)	(54)
Time deposits	902	(763)	139	738	(1,004)	(266)
Federal funds purchased	38	28	66	(69)	(133)	(202)
Junior subordinated deferrable interest debentures	676	(233)	443	17	(13)	4
Other borrowings	117	9	126	1,193	(225)	968
Subordinated notes and debentures	(87)	—	(87)	(94)	—	(94)

Total increase (decrease) in interest expense	2,687	(402)	2,285	2,299	(2,194)	105

Increase (decrease) in net interest income	$9,435	$(2,084)	$7,351	$5,156	$(966)	$4,190

Provision for Loan Losses

Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management of Texas United based on such factors as the volume and type of lending conducted, the amount of nonperforming loans and related collateral security, the present level of the allowance for loan losses, the results of recent regulatory examinations, generally accepted accounting principles, general economic conditions and other factors related to the collectibility of loans in Texas United’s portfolio.

For the years ended December 31, 2004, 2003 and 2002, Texas United recorded provisions for loan losses of $1.9 million, $2.9 million, and $1.9 million, respectively. Texas United decreased its provisions made in 2004 by $1.0 million primarily due to a $1.3 million decrease in net charge-offs in 2004 compared to 2003. The decrease in net charge-offs was primarily due to a decrease in consumer loans in connection with the sale of the credit card portfolio in the fourth quarter of 2003 and a decrease in charge-offs of commercial loans. Texas United increased its provisions made in 2003 by $1.0 million primarily due to growth in the loan portfolio, management’s perception of a weaker Texas economy and the increase of $1.2 million in net charge-offs in 2003 compared with 2002.

Noninterest Income

Texas United’s primary sources of recurring noninterest income are service charges and fee income on deposit accounts and mortgage servicing income. Texas United also has nonrecurring sources of income derived from net gains on the sale of securities.

Noninterest income for the year ended December 31, 2004 was $18.2 million, an increase of $4.4 million or 31.8% compared with $13.8 million in 2003. The increase was primarily due to an increase in fees resulting from over which fees were collected and net gains from the sale of mortgage loans from Community Home Loan, partially offset by a decrease in mortgage servicing income and a decrease in net gains on the sale of securities. For the year ended December 31, 2004, mortgage servicing revenue was $888,000, a decrease of $1.4 million or 60.5% from $2.2 million in 2003. Although Texas United increased its mortgage servicing portfolio during 2004 by $43.7 million through the origination of mortgage loans with servicing retained, mortgage servicing revenue was down from 2003 due to a lower rate environment and not recognizing excess servicing revenue. Net gains on the sale of securities for the year ended December 31, 2004 was $114,000, a decrease of $1.1 million or 90.8% from $1.2 million in 2003. The net gains on the sale of securities in 2003 were primarily due to the repositioning of the investment portfolio to shorten the duration and take advantage of holding gains.

Noninterest income was $13.8 million for the year ended December 31, 2003 compared with $11.7 million for the year ended December 31, 2002, an increase of $2.1 million or 18.3%, which also resulted from a larger deposit base and net gains on the sale of securities. For the year ended December 31, 2003, mortgage servicing revenue was $2.2 million, a decrease of $112,000 or 4.7% compared with $2.4 million in 2002. Texas United added approximately $108.8 million in the servicing portfolio through the sale of mortgage loans where servicing is retained.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Service charges on deposit accounts	$6,931	$6,753	$5,826
Mortgage servicing revenue	888	2,247	2,359
Net gain on sale of securities	114	1,244	1,457
Net gain on sale of loans	873	1,112	142
Mortgage gains on CHL loans held for sale, net	7,452	—	—
Other noninterest income	1,937	2,448	1,887

Total noninterest income	$18,195	$13,804	$11,671

Noninterest Expense

For the years ended December 31, 2004, 2003 and 2002, noninterest expense totaled $41.1 million, $30.0 million, and $25.9 million, respectively. The $11.1 million or 36.9% increase in 2004 compared with 2003 was primarily the result of additional employee compensation and benefits from the acquisitions and increased staffing and increased occupancy and depreciation and amortization costs. Depreciation and amortization increased $1.7 million or 76.7% primarily due to an increase in depreciation as a result of the acquisitions of GNB Bancshares and the Central Bank branches and an increase in amortization of mortgage servicing rights and core deposit intangibles. Net occupancy expense increased $821,000 or 44.0% primarily due to the additional locations acquired in such acquisitions.

The 15.9% increase in 2003 was primarily the result of start-up costs associated with new lending programs, the loss associated with the sale of Texas United’s subsidiary, Third Coast Wealth Advisors, a fee-based investment advisory company, and the full year effect of employee compensation and benefits and non-staff expenses related to the Bryan-College Station acquisition. In addition, based upon an independent valuation of the mortgage servicing rights, Texas United recorded income in the form of a reversal of all of the impairment reserve recorded during 2003, plus $183,000 of the impairment reserve recorded in 2002 which was included as a reduction in mortgage servicing expense. Texas United had a remaining impairment allowance of $263,000 recorded against its mortgage servicing rights at December 31, 2003. The impairment of mortgage servicing rights is due to the decline in mortgage interest rates to historically low levels, which resulted in an increase in prepayments of mortgages which we serviced and which led to increased loan refinancing and new loan activity.

The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of our performance and is not defined under generally accepted accounting principles. The efficiency ratio is calculated by dividing total noninterest expense, excluding securities losses, by net interest income plus noninterest income, excluding securities gains. Taxes are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Texas United’s efficiency ratio for the years ended December 31, 2004, 2003 and 2002 was 79.49%, 77.33% and 80.28%, respectively.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	2004	2003	2002
	(Dollars in thousands)
Employee compensation and benefits	$23,798	$16,689	$12,602
Non-staff expenses:
Net occupancy expense	2,689	1,868	1,744
Depreciation and amortization	3,861	2,185	1,693
Legal and professional fees	648	544	539
Data processing	1,113	1,045	1,041
Advertising	420	610	1,159
Mortgage servicing expense	659	620	831
Other	7,873	6,431	6,279

Total non-staff expenses	17,263	13,303	13,286

Total noninterest expenses	$41,061	$29,992	$25,888

Employee compensation and benefits expense for the year ended December 31, 2004 was $23.8 million, an increase of $7.1 million or 42.6% compared with the $16.7 million for 2003. The increase was primarily due to the staffing of new business lines, the addition of commercial and mortgage lenders, and the employees added from the Community Home Loan, GNB Bancshares and Central Bank branch acquisitions. Employee compensation and benefits expense for the year ended December 31, 2003 was $16.7 million, an increase of $4.1 million or 32.4% over the $12.6 million for 2002. The increase was primarily due to the staffing of new business lines, the addition of commercial and mortgage lenders, and the full year effect of the acquisition of Bryan-College Station and the opening of the Liberty Hill banking center in December 2002. The number of full-time equivalent employees was 522 at December 31, 2004 compared with 313 at December 31, 2003, an increase of 66.8%. The number of full time equivalent employees was 315 at December 31, 2002.

Non-staff expenses for the years ended December 31, 2004 and 2003 were $17.3 million and $13.3 million, respectively, an increase of $4.0 million or 29.8%. The increase was primarily due to acquisitions, increased occupancy costs and depreciation and amortization as shown above.

The State of Texas imposes a franchise tax. The franchise tax due is computed based on the greater of net taxable capital or net taxable earned surplus. In each year, Texas United’s franchise tax was paid based upon net taxable capital. Total franchise tax expense, which was included as part of other noninterest expense, was $64,800 in 2004, $31,000 in 2003, and $27,800 in 2002.

Income Taxes

Federal income tax is reported as income tax expense and is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other non-deductible expense. Income tax expense increased approximately $914,000 to $2.8 million for the year ended December 31, 2004 compared with $1.9 million for 2003. The increase was primarily attributable to increased taxable income derived from service fees and mortgage servicing rights, and decreased tax-exempt income from municipal securities. Income tax expense in 2002 was $1.6 million. The effective tax rates in 2004, 2003 and 2002 were 31.7%, 26.6%, and 27.7%, respectively. Fluctuations in the effective rate are primarily due to changes in the amount of tax-exempt income.

Since total assets exceeded $500 million as of December 31, 2002, Texas United was considered a “large” bank for federal income tax purposes. As a result, Texas United was required to change its method for determining the tax allowance for loan losses from the experience method to the direct write-off method. As a result of this change, Texas United was required to recognize income on the current allowance for loan losses for tax purposes. Under the current federal tax law, Texas United will be allowed to recognize the income incrementally over a four- year period. This has no effect on income tax rate or expense.

Impact of Inflation and Changing Prices

The consolidated financial statements and related notes of Texas United included in this annual report on Form 10-K have been prepared in accordance with generally accepted accounting principles. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike many industrial companies, substantially all of Texas United’s assets and virtually all of its liabilities are monetary in nature. As a result, interest rates have a more significant impact on its performance than the effects of general levels of inflation. Interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, other expenses do reflect general levels of inflation.

Financial Condition

Loan Portfolio

Texas United provides a broad range of commercial, real estate and consumer loan products to small and medium-sized businesses and individuals. Total loans were $693.5 million at December 31, 2004, an increase of $309.2 million or 80.5% compared with $384.3 million at December 31, 2003 primarily due to loans acquired in the 2004 transactions. More specifically, at the respective dates of consummation, Texas United acquired $9.8 million in loans in connection with the acquisition of Community Home Loan, $27.8 million in loans (after giving effect to the put-back of $5.3 million in loans) in connection with the purchase of the Caldwell and Lexington branches of Central Bank and $164.9 million in loans in connection with the acquisition of GNB Bancshares. In addition, loans held for sale increased $23.2 million primarily due to an increase in loans originated by Community Home Loan. Loan growth occurred primarily in commercial, industrial and commercial mortgage loans, which increased by $181.4 million or 101.4% in 2004 compared with 2003. During 2004, Texas United added four new commercial lenders which attributed to this increase. Loans comprised 67.1% of average earning assets at December 31, 2004 compared with 70.7% at December 31, 2003. The average yield decreased 40 basis points to 7.64% at December 31, 2004 compared with 8.04% at December 31, 2003.

Total loans decreased by $2.0 million or 0.5% to $384.3 million at December 31, 2003 compared with $386.3 million at December 31, 2002, primarily due to a $29.9 million decrease in loans held for sale. Loans, other than loans held for sale, increased by $27.9 million at December 31, 2003 compared with their level at December 31, 2002. Loan growth occurred primarily in commercial mortgage loans, which increased $53.0 million in 2003 compared with 2002. The average yield decreased 0.28% to 8.04% at December 31, 2003 compared with 8.32% at December 31, 2002.

The following table summarizes the loan portfolio of Texas United by type of loan at the dates indicated:

	December 31,
	2004		2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$136,197	19.6%	$63,793	16.6%
Real estate:
1-4 family residential	192,791	27.8	140,020	36.4
Commercial mortgages	223,987	32.3	115,033	29.9
Held for sale	26,979	3.9	3,810	1.0
Other	44,494	6.4	8,488	2.2
Consumer and other, net	69,100	10.0	53,187	13.9

Total loans	$693,548	100.0%	$384,331	100.0%

Allowance for loan losses	6,685		3,893

Net loans	$686,863		$380,438

	December 31,
	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$62,391	16.2%	$53,401	19.4%	$49,955	20.8%
Real estate:
1-4 family residential	149,471	38.7	114,663	41.7	78,404	32.7
Commercial mortgages	62,014	16.0	35,886	13.1	31,753	13.3
Held for sale	33,674	8.7	817	0.3	3,669	1.5
Other	18,269	4.7	23,970	8.7	28,642	12.0
Consumer and other, net	60,496	15.7	46,208	16.8	47,218	19.7

Total loans	$386,315	100.0%	$274,945	100.0%	$239,641	100.0%

Allowance for loan losses	3,296		1,754		1,590

Net loans	$383,019		$273,191		$238,051

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

Commercial

Texas United’s commercial loans are primarily made within its market area and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, Texas United takes as collateral a lien on any available real estate, equipment, or other assets owned by the borrower and obtains the personal guaranty of the borrower. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial loans is due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial loans generally will be serviced principally from the operations of the business, and those operations may not be successful. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. As a result of these additional complexities, variables and risks, commercial loans require more thorough underwriting and servicing than other types of loans. Texas United’s commercial loans generally range in size from $300,000 to $1.0 million. At December 31, 2004, Texas United had $136.2 million in commercial loans, which represented 19.6% of total loans.

Included in Texas United’s commercial loan portfolio are accounts receivable factoring and asset-based loans. Factored accounts receivable are purchased from customers at a discount pursuant to factoring agreements, while asset-based lending consists of loans collateralized primarily by receivables owned by the borrowers. At December 31, 2004, Texas United had purchased receivables from multiple factoring clients resulting in an outstanding balance of $11.9 million and had $11.3 million outstanding in asset-based loans.

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

Texas United’s commercial mortgage loans are generally secured by first liens on real estate, typically have fixed interest rates and amortize over a 10 to 15 year period with balloon payments due at the end of one to nine years. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. At December 31, 2004, Texas United had $224.0 million in commercial mortgage loans, which represented 32.3% of total loans.

1-4 Family Residential Mortgage

A portion of Texas United’s lending activity has consisted of the origination of 1-4 family residential mortgage loans collateralized by owner-occupied properties located in its market areas. Texas United offers a variety of mortgage loan products which generally are amortized over five to 25 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 90% of the lower of cost or appraised value or have mortgage insurance. Of the 1-4 family mortgage loans originated, Texas United generally retains shorter-term loans with variable rates and sells longer-term fixed-rate loans to Fannie Mae and retains the servicing. As of December 31, 2004, Texas United’s 1-4 family real estate loan portfolio was $192.8 million, with $96.0 million repricing after one year.

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

At December 31, 2004, Texas United had $94.2 million of construction loans, which represented 13.6% of our total loans. Construction loans are included in our 1-4 family residential mortgage portfolio. Approximately $39.7 million in construction loans were loans to local builders and individuals to finance residential construction. Approximately $34.6 million of the remaining construction loans were to finance residential lots and land for development into residential lots to individuals and local builders. The remainder of the construction loans were owner-occupied commercial real estate.

Consumer

Texas United provides a wide variety of consumer loans including motor vehicle, watercraft, education, personal (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 72 months and vary based upon the nature of collateral and size of loan. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. Texas United has initiated very few indirect consumer loans, indicating a preference to maintain personal banking relationships and strict underwriting standards. Installment loans have decreased during the last six years, reflecting management’s tight control of consumer credit due to record high personal bankruptcy filings nationwide. At December 31, 2004, Texas United had $69.1 million in consumer and other loans, which represented 10.0% of total loans.

Underwriting Strategy

Texas United rarely makes loans at its legal lending limit. Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. Texas United’s strategy for approving or disapproving loans is to follow conservative loan policies and underwriting practices which include:

•	granting loans on a sound and collectible basis;

•	investing funds properly for the benefit of shareholders and the protection of depositors;

•	serving the legitimate needs of the community and Texas United’s general market area while obtaining a balance between maximum yield and minimum risk;

•	ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan;

•	developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each category; and

•	ensuring that each loan is properly documented and, if appropriate, insurance coverage is adequate. Texas United’s loan review and compliance personnel interact daily with commercial, mortgage and consumer lenders to identify potential underwriting or technical exception variances.

In addition, Texas United has placed increased emphasis on the early identification of problem loans to aggressively seek resolution of the situations and thereby keep loan losses at a minimum.

The contractual maturity ranges of each of the primary categories of Texas United’s loan portfolio and the amount of such loans with predetermined interest rates and floating interest rates in each maturity range as of December 31, 2004 are summarized in the following table:

	December 31, 2004
	One Year Or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$89,560	$28,633	$18,296	$136,197
Real estate	260,229	178,565	49,457	488,251
Consumer	27,472	40,480	856	69,100

Total	$377,261	$247,678	$68,609	$693,548

Loans with a predetermined interest rate	$109,990	$146,918	$49,827	$306,735
Loans with a floating interest rate	267,271	100,760	18,782	386,813

Total	$377,261	$247,678	$68,609	$693,548

Nonperforming Assets

Texas United has several procedures in place to assist it in maintaining the overall quality of its loan portfolio. Texas United has established underwriting guidelines to be followed by its officers and also monitors its delinquency levels for any negative or adverse trends and particularly monitor credits that have a total exposure of $75,000 or more. There can be no assurance, however, that Texas United’s loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

Nonperforming assets were $3.9 million at December 31, 2004 compared with $2.3 million at December 31, 2003, an increase of $1.7 million or 73.2%. The increase was primarily due to growth in the loan portfolio and the addition of other real estate held by GNB Bancshares. Nonperforming assets were $2.3 million at December 31, 2003 compared with $2.0 million at December 31, 2002, an increase of $236,000 or 11.7%. The increase was primarily due to the $739,000 nonperforming assets acquired from Bryan-College Station and, in management’s view, a weaker Texas economy. The ratio of nonperforming assets to total loans and other real estate was 0.56%, 0.59% and 0.52% at December 31, 2004, 2003, and 2002, respectively.

Texas United generally places a loan on nonaccrual status and ceases to accrue interest when loan payment performance is deemed unsatisfactory. Loans where the interest payments jeopardize the collection of principal are placed on nonaccrual status, unless the loan is both well-secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. While Texas United is sometimes required to revise a loan’s interest rate or repayment terms in a troubled debt restructuring, it had no restructured loans at December 31, 2004, 2003, and

2002. In addition to an internal loan review, Texas United retains an unrelated third party for an annual external review to evaluate the loan portfolio.

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

The following table presents information regarding nonperforming assets as of the dates indicated:

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Nonaccrual loans	$1,725	$1,255	$709	$380	$680
Accruing loans past due 90 days or more	1,286	733	960	144	334
Restructured loans	—	—	—	—	—
Other real estate	906	273	356	38	188

Total nonperforming assets	$3,917	$2,261	$2,025	$562	$1,202

Nonperforming assets to total loans and other real estate	0.56%	0.59%	0.52%	0.20%	0.50%

Interest on nonperforming loans that would have been accrued under the original loan agreements was $138,000 and $37,000 at December 31, 2004 and 2003, respectively.

Allowance for Loan Losses

In originating loans, Texas United recognizes that loan losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. Management has established an allowance for loan losses, which it believes, is adequate to cover probable losses inherent in Texas United’s loan portfolio. Loans are charged off against the allowance for loan losses when the loans are deemed to be uncollectible. Although Texas United’s management believes the allowance for loan losses is adequate to cover probable losses inherent in the loan portfolio, the amount of the allowance is based upon the judgment of management and future adjustments may be necessary if economic or other conditions differ from the assumptions used by management in making the determinations.

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

Texas United utilizes a model to determine the specific and general portions of the allowance for loan losses. Through the loan review process, management assigns one of four loan grades to each loan, according to payment history, collateral values and financial condition of the borrower. The loan grades aid management in monitoring the overall quality of Texas United’s loan portfolio. Specific reserves are allocated for loans assigned to a grade of “watch” or below, meaning that management has determined that deterioration in a loan has occurred. The percentage of the specific allocation for each loan is based on the risk elements attributable to that particular loan. In addition, a general allocation is made for all loans in an amount determined based on general economic conditions, historical loan loss experience, loan growth within a category, amount of past due loans and peer averages. Management maintains the allowance based on the amounts determined using the procedures set forth above.

Loans internally categorized as “watch” list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short-term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. Texas United reviews these loans to assist in assessing the adequacy of the allowance for loan losses. At December 31, 2004, 2003 and 2002, Texas United had $6.7 million, $3.9 million, and $6.6 million of watch list loans, respectively.

Loans internally classified as “substandard” or in the more severe categories of “doubtful” or “loss” are those loans that at a minimum have clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition which may jeopardize recoverability of the debt. At December 31, 2004, Texas United had $6.9 million in loans classified as substandard, or 0.99% of total loans compared with $5.1 million, or 1.33% of total loans, at December 31, 2003. At December 31, 2002, Texas United had $4.5 million in loans classified as substandard, or 1.16% of total loans. At December 31, 2004, Texas United had no loans classified as doubtful or loss.

Management actively monitors Texas United’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. The allowance for loan losses as a percentage of nonperforming loans was 222.02% at December 31, 2004.

At December 31, 2004, the allowance for loan losses aggregated $6.7 million or 0.96% of total loans. For the year ended December 31, 2004, net charge-offs totaled $964,000 or 0.19% of average loans outstanding for the period, compared with $2.3 million in net charge-offs or 0.61% of average loans for the year ended December 31, 2003. During 2004, Texas United recorded a provision for loan losses of $1.9 million compared with $2.9 million for 2003. The provisions recorded in 2004 were primarily due to growth in the loan portfolio and the decrease of $1.3 million in net charge-offs in 2004 compared with 2003 primarily due to the sale of the credit card portfolio in the fourth quarter of 2003. Texas United recorded a provision for loan losses of $1.9 million for 2002. At December 31, 2003, the allowance for loan losses totaled $3.9 million, or 1.01% of total loans. At December 31, 2002, the allowance for loan losses totaled $3.3 million or 0.85% of total loans.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Average loans outstanding	$493,490	$376,988	$319,452	$259,377	$204,058

Gross loans outstanding at end of period	$693,548	$384,331	$386,315	$274,945	$239,641

Allowance for loan losses at beginning of period	$3,893	$3,296	$1,754	$1,590	$1,737
Provision for loan losses	1,850	2,900	1,900	925	293
Balances from acquisition	1,906	—	740	—	—
Charge-offs:
Commercial and industrial	(167)	(916)	(401)	(389)	(452)
Real estate	(167)	(321)	(117)	(37)	(41)
Consumer	(1,266)	(2,001)	(1,528)	(881)	(1,145)
Other	(106)	—	(6)	(76)	—

Total charge-offs	(1,706)	(3,238)	(2,052)	(1,383)	(1,638)
Recoveries:
Commercial and industrial	222	153	261	153	364
Real estate	45	82	36	23	173
Consumer	450	683	603	434	622
Other	25	17	54	12	39

Total recoveries	742	935	954	622	1,198

Net charge-offs	(964)	(2,303)	(1,098)	(761)	(440)

Allowance for loan losses at end of period	$6,685	$3,893	$3,296	$1,754	$1,590

Ratio of allowance for loan losses to end of period loans	0.96%	1.01%	0.85%	0.64%	0.66%
Ratio of net charge-offs to average loans	0.19%	0.61%	0.34%	0.29%	0.22%
Ratio of allowance for loan losses to end of period nonperforming loans	222.02%	195.82%	197.48%	334.73%	156.80%

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

	2004		2003		2002		2001		2000
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$990	19.6%	$448	16.6%	$228	16.2%	$209	19.4%	$147	20.8%
Real estate:
1-4 family residential	959	27.8	246	36.4	258	38.7	267	41.7	126	32.7
Commercial mortgage	941	32.3	784	29.9	424	16.0	175	13.1	307	13.3
Held for sale	—	3.9	—	1.0	—	8.7	—	0.3	—	1.5
Other	54	6.4	—	2.2	73	4.7	—	8.7	—	12.0
Consumer	1,206	10.0	726	13.9	1,110	15.7	734	16.8	678	19.7
Unallocated	2,535	—	1,689	—	1,276	—	369	—	332	—

Total allowance for loan losses	$6,685	100.0%	$3,893	100.0%	$3,296	100.0%	$1,754	100.0%	$1,590	100.0%

Management believes that the allowance for loan losses at December 31, 2004 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that Texas United will not sustain losses in future periods, which could be substantial in relation to the size of the allowance for loan losses at December 31, 2004.

Investment Securities

Texas United uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality.

Securities totaled $301.6 million at December 31, 2004, an increase of $117.1 million or 63.4% compared with $184.5 million at December 31, 2003. The increase was primarily due to additional funds available to invest as a result of an increase in deposits and the sale of mortgage loans, and the acquisition of GNB Bancshares. At December 31, 2004, securities represented 26.4% of total assets compared with 29.0% of total assets at December 31, 2003. The yield on average securities for the year ended December 31, 2004 was 3.59% compared with 3.87% for 2003. The decrease in average yield is attributed to a lower interest rate environment. At December 31, 2004, the fair value for investment securities included $93.8 million in U.S. Government securities, $189.6 million in mortgage-backed securities and $9.1 million in state and municipal securities. The average life of the securities portfolio at December 31, 2004 was approximately four years.

Securities totaled $184.5 million at December 31, 2003, an increase of $52.4 million from $132.1 million at December 31, 2002. The increase was primarily due to an increase in deposits and the sale of mortgage loans. At December 31, 2003, securities represented 28.9% of total assets compared with 22.5% of total assets at December 31, 2002. The yield on average securities for the year ended December 31, 2003 was 3.83% compared with 5.08% for 2002. The decrease in average yield is attributed to a lower interest rate environment. At December 31, 2003, the fair value of investment securities included $47.3 million in U.S. Government securities, $122.4 million in mortgage-backed securities and $10.4 million in state and municipal securities. The average life of the securities portfolio at December 31, 2003 was approximately four years.

The following table summarizes the contractual maturity of investment securities on an amortized cost basis and their weighted average yields as of December 31, 2004. For purposes of this table, tax-exempt obligations are not computed on a tax-equivalent basis.

	December 31, 2004
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total	Yield
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$6,440	6.10%	$88,224	3.07%	$—	—%	$—	—%	$94,664	3.32%
State and municipal securities	220	6.87	8,400	6.63	89	4.53	—	—	8,709	6.61

Subtotal	6,660		96,624		89		—		103,373
Mortgage-backed securities	51,722	4.12	105,576	4.12	27,529	4.23	5,368	4.44	190,195	4.14
Other	—	—	—	—	—	—	9,167	2.47	9,167	2.47

Total securities	$58,382		$202,200		$27,618		$14,535		$302,735

The following tables summarize the amortized cost of securities classified as available for sale and their approximate fair values as of the dates shown. At these dates, there were no securities classified as held to maturity.

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$94,664	$157	$1,050	$93,771
Mortgage-backed securities	190,195	892	1,448	189,639
State and municipal securities	8,709	343	—	9,052
Other	9,167	2	—	9,169

Total	$302,735	$1,394	$2,498	$301,631

	December 31, 2003				December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$47,392	$386	$472	$47,306	$33,027	$726	$—	$33,753
Mortgage-backed securities	123,336	378	1,350	122,364	79,886	1,113	154	80,845
State and municipal securities	9,658	700	—	10,358	13,555	758	—	14,313
Other	4,519	—	—	4,519	3,229	—	—	3,229

Total	$184,905	$1,464	$1,822	$184,547	$129,697	$2,597	$154	$132,140

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

Deposits

Texas United’s lending and investing activities are funded primarily by deposits. Total deposits at December 31, 2004 were $880.1 million compared with $501.1 million at December 31, 2003, an increase of $379.0 million or 75.6%. The increase is attributed to deposits assumed from the acquisitions of GNB Bancshares and the Central Bank branches, new municipality customers and internal marketing efforts.

Texas United offers a variety of deposit accounts having a wide range of interest rates and terms. Texas United’s deposit accounts consist of demand, savings, money market and time accounts. Texas United relies primarily on competitive pricing policies and customer service to attract and retain these deposits. Texas United does not have or accept any brokered deposits.

At December 31, 2004, demand, money market and savings deposits accounted for approximately 58.3% of total interest-bearing deposits, while certificates of deposit made up 41.7% of total interest-bearing deposits. Noninterest-bearing demand deposits totaled $187.5 million or 21.3% of total deposits at December 31, 2004, compared with $96.3 million or 19.2% of total deposits at December 31, 2003. The average cost of deposits, including noninterest-bearing demand deposits, was 1.40% for the year ended December 31, 2004 compared with 1.54% for 2003 primarily due to the lower interest rate environment during 2004 compared with 2003.

At December 31, 2003, demand, money market and savings deposits accounted for approximately 65.3% of total deposits, while certificates of deposit made up 34.7% of total deposits. Noninterest-bearing demand deposits totaled $96.3 million or 19.2% of total deposits at December 31, 2003, compared with $82.3 million or 18.2% of total deposits at December 31, 2002. The average cost of deposits, including noninterest-bearing demand deposits, was 1.54% for the year ended December 31, 2003 compared with 1.97% for 2002 primarily due to the lower interest rate environment during 2003 compared with 2002.

The following table presents for the periods indicated the daily average balances and weighted average rates paid on deposits:

	Years Ended December 31,
	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest-bearing demand	$131,906	—%	$91,428	—%	$72,410	—%
Interest-bearing demand	186,079	1.30	125,622	1.05	106,961	1.46
Savings and money market	117,148	1.15	79,216	1.08	62,611	1.45
Time	222,447	2.45	190,175	2.80	167,987	3.32

Total deposits	$657,580	1.40%	$486,441	1.54%	$409,969	1.97%

The following table sets forth by time remaining until maturity the amount of Texas United’s certificates of deposit that are $100,000 or greater as of December 31, 2004:

December 31, 2004
(Dollars in thousands)
Three months or less	$17,144
Over three months through six months	10,679
Over six months through twelve months	46,683
Over one year	23,210

Total	$97,716

While a majority of the certificates of deposit in amounts of $100,000 or more will mature during 2005, Texas United expects that a significant portion of these deposits will be renewed. Historically, Texas United’s large time deposits have been stable and management believes that the rates offered on certificates of deposit are comparable with rates offered by competition in its market areas. If a significant portion of the certificates of deposit were not renewed, it would have an adverse effect on Texas United’s liquidity. However, Texas United has other available funding sources, such as purchased funds from correspondent banks and FHLB advances, to mitigate this risk.

Borrowings

Texas United utilizes borrowings to supplement deposits to fund its lending and investing activities. Borrowings consist of short-term and long-term advances from the Federal Home Loan Bank and a line of credit with a correspondent bank. Federal Funds purchased increased $8.2 million to $15.1 million at December 31, 2004 compared with $6.9 million at December 31, 2003. Borrowings increased $34.0 million to $105.9 million at

December 31, 2004 compared with $71.9 million at December 31, 2003. Long-term borrowings totaled $47.0 million at December 31, 2004 with an average interest rate of 3.96%. Long-term borrowings totaled $39.1 million at December 31, 2003 with an average interest rate of 3.70%. The highest amount outstanding at any time during the year was $105.9 million during 2004.

The following table summarizes our outstanding short-term borrowings at the dates indicated:

	As of and for the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Ending balance	$58,400	$32,750	$5,250
Average balance for the period	30,200	20,531	3,469
Maximum month-end balance during the period	58,400	36,250	5,250
Average interest rate for the period	1.37%	1.60%	2.76%

Texas United entered into a $10.0 million revolving credit line with a commercial bank. Any borrowings under the line of credit bear interest at the Federal Funds rate plus 2.25% and are collateralized by the outstanding common stock of its second tier holding company, Texas United Nevada, Inc. The line of credit expires in April 2005. At December 31, 2004, Texas United had $500,000 advanced under this line of credit. The highest amount outstanding during the year was $10.0 million. The average balance under the line of credit during 2004 was $3.6 million at an average interest rate 3.63%. At December 31, 2003, Texas United had $2.8 million advanced under the line of credit, which is the highest amount outstanding during the year. The average balance under the line of credit during 2003 was $5.3 million at an average rate of 3.25%.

In connection with the acquisition of Bryan-College Station, Texas United assumed $3.6 million in subordinated notes and debentures. The debentures required quarterly interest payments of approximately $105,000 at an interest rate of 11.5%. The balance of these debentures was $3.2 million as of December 31, 2002. The debentures matured March 31, 2003.

At December 31, 2004, Texas United had three issues of junior subordinated debentures outstanding totaling $17.5 million issued to its subsidiary trusts as follows:

Description	Issuance Date	Call Date	Trust Preferred Securities Outstanding	Interest Rate		Junior Subordinated Debt Owed to Trusts	Final Maturity Date
TXUI Statutory Trust I	09/07/2000	09/07/2010	$7,000,000	10.60%		$7,210,000	09/07/2030
TXUI Statutory Trust II	12/19/2003	12/19/2008	5,000,000	6.45	%(1)	5,155,000	12/19/2033
GNB Capital Trust I (2)	11/14/2001	11/14/2006	5,000,000	9.95%		5,155,000	11/14/2031

(1)	The debentures bear a fixed interest rate until December 19, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.
(2)	Assumed in connection with the acquisition of GNB Bancshares, Inc. on October 1, 2004.

Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in our junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by Texas United. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon Texas United making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of Texas United’s present and future senior indebtedness. Texas United has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by each respective trust to the extent not paid or made by each trust, provided such trust has funds available for such obligations.

Under the provisions of each issue of the debentures, Texas United has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on any issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.

In 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46R), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (Revised December 2003).” FIN 46R requires that the subsidiary trusts be deconsolidated from the consolidated financial statements. Texas United adopted FIN 46R in connection with its consolidated financial statements as of and for the quarter ended December 31, 2003 and, as a result, no longer reflects the trusts in its consolidated financial statements. Instead, the junior subordinated debentures are shown as liabilities in its consolidated balance sheets and interest expense associated with the junior subordinated debentures is shown in its consolidated statements of earnings.

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

Texas United’s exposure to interest rate risk is managed by State Bank’s and GNB Financial’s respective Asset Liability Committees (collectively, the “ALCO”) in accordance with policies approved by Texas United’s Board of Directors. The ALCO formulates strategies based on appropriate levels in interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital based on the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies, and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, commitments to originate loans, and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management uses two methodologies to manage interest rate risk: (i) an analysis of relationships between interest-earning assets and interest-bearing liabilities; and (ii) an interest rate shock simulation model. Texas United has traditionally managed its business to reduce its overall exposure to changes in interest rates, however, under current policies of its Board of Directors, management has been given some latitude to increase Texas United’s interest rate sensitivity position within certain limits if, in management’s judgment, it will enhance profitability.

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

The following table sets forth an interest rate sensitivity analysis for Texas United at December 31, 2004:

	Volumes Subject to Repricing Within
	0-30 Days	31-180 Days	181-365 Days	Greater than 1 Year	Total
	(Dollars in thousands)
Interest-earning assets:
Securities	$11,300	$30,932	$23,622	$236,881	$302,735
Loans	236,985	87,051	93,808	275,704	693,548
Federal funds sold and other temporary investments	4,015	—	—	—	4,015

Total interest-earning assets	$252,300	$117,983	$117,430	$512,585	$1,000,298

Interest-bearing liabilities:
Demand, money market and savings deposits	$403,564	$—	$—	$—	$403,564
Certificates of deposit and other time deposits	22,287	90,942	109,930	65,898	289,057
Securities sold under repurchase agreements	6,291	—	—	—	6,291
Junior subordinated deferrable Interest debentures	—	—	—	17,520	17,520
Federal fund purchased and FHLB borrowings	71,573	10,760	7,309	30,923	120,565

Total interest-bearing liabilities	$503,715	$101,702	$117,239	$114,341	$836,997

Period GAP	$(251,415)	$16,281	$191	$398,244	$163,301
Cumulative GAP	$(251,415)	$(235,134)	$(234,943)	$163,301	$163,301
Period GAP to total assets	(22.03)%	1.43%	0.02%	34.89%	14.31%
Cumulative GAP to total assets	(22.03)%	(20.60)%	(20.58)%	14.31%	14.31%

Texas United’s one-year cumulative GAP position at December 31, 2004, was negative $234.9 million or 20.6% of assets. This is a one-day position that is continually changing and is not indicative of Texas United’s position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the GAP position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk. Texas United maintains a Rate Committee and the ALCO that review Texas United’s interest rate risk position on a monthly and quarterly basis.

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

Cash flows from operating activities for the year ended December 31, 2004 were primarily provided by the sale of loans held for sale and net earnings. Cash flows from operating activities for the year ended December 31, 2003 were used to fund loans held for sale. Cash flows from operating activities for the year ended December 31, 2002 were primarily provided through net earnings. Cash flows from investing activities during each of the same fiscal years were used to fund loans and acquire securities for investing activities, partially offset by funds received from the sale of securities and cash obtained from acquisitions. In addition, cash flows from financing activities were provided for from the increase in deposits, borrowings and net proceeds received from issuance of common stock in the public offering.

Texas United’s future cash payments associated with its contractual obligations (other than deposit obligations) as of December 31, 2004 are summarized below:

	Payments due in:
	Fiscal 2005	Fiscal 2006-2008	Fiscal 2009-2010	Thereafter	Total
	(Dollars in thousands)
Junior subordinated deferrable interest debentures	$—	$—	$—	$17,520	$17,520
Short-term debt	58,951	—	—	—	58,951
Long-term debt	13,000	22,052	3,244	8,693	46,989
Operating leases	385	349	59	—	793

Total	$72,336	$22,401	$3,303	$26,213	$124,253

Off-Balance Sheet Arrangements

In the normal course of business, Texas United enters into various transactions, which, in accordance with accounting principles generally accepted in the United States, are not included in its consolidated balance sheets. Texas United enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

Texas United’s commitments associated with outstanding letters of credit and commitments to extend credit as of December 31, 2004 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Fiscal 2005	Fiscal 2006-2007	Fiscal 2008-2009	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$3,410	$835	$60	$167	$4,472
Commitments to extend credit	107,081	15,521	5,553	25,831	153,986

Total	$110,491	$16,356	$5,613	$25,998	$158,458

Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by Texas United to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, Texas United would be required to fund the commitment. The maximum potential amount of future payments Texas United could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, Texas United would be entitled to seek recovery from the customer. Texas United’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

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

Capital Resources

Capital management consists of providing equity to support both current and future operations. Texas United is subject to capital adequacy requirements imposed by the Federal Reserve, State Bank and GNB Financial are subject to capital adequacy requirements imposed by the FDIC and the OCC, respectively. The Federal Reserve, OCC and the FDIC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

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

Pursuant to FDICIA, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. State Bank and GNB Financial are subject to capital adequacy guidelines of the FDIC and OCC, respectively, that are substantially similar to the Federal Reserve’s guidelines. Also pursuant to FDICIA, the FDIC has promulgated regulations setting the levels at which an insured institution such as State Bank and GNB Financial would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” State Bank and GNB Financial are classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations.

Total shareholders’ equity as of December 31, 2004 was $104.8 million, an increase of $66.8 million or 175.8% compared with shareholders’ equity of $38.0 million at December 31, 2003. The increase was primarily due to the $36.0 million in net proceeds from the sale of 2,300,000 shares of common stock in the public offering, as well as the issuance of approximately 1,457,000 shares of common stock in connection with the acquisition of GNB Bancshares and $6.1 million of 2004 earnings, partially offset by the $492,000 decrease in unrealized losses on securities and payment of dividends in the amount of $1.6 million.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Texas United, State Bank and GNB Financial as of December 31, 2004 to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Purposes		To be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2004
Texas United
Leverage ratio	4.00	%(1)	N/A	7.08%
Tier 1 risk-based capital ratio	4.00		N/A	10.40
Risk-based capital ratio	8.00		N/A	11.31

State Bank
Leverage ratio	4.00	%(2)	5.00%	6.25%
Tier 1 risk-based capital ratio	4.00		6.00	9.53
Risk-based capital ratio	8.00		10.00	10.39

GNB Financial
Leverage ratio	4.00	%(3)	5.00%	10.70%
Tier 1 risk-based capital ratio	4.00		6.00	11.64
Risk-based capital ratio	8.00		10.00	12.69

(1)	The Federal Reserve may require Texas United to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require State Bank to maintain a leverage ratio above the required minimum.
(3)	The OCC may require GNB Financial to maintain a leverage ratio above the required minimum.

The trust preferred securities issued by Texas United’s subsidiary trusts are currently included in Texas United’s Tier 1 capital for regulatory purposes. On March 1, 2005, the Federal Reserve Board adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. The new rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill and associated deferred tax liability. The amount of such excess trust preferred securities are includable in Tier 2 capital. Assuming these final rules were effective at December 31, 2004, Texas United’s Tier 1 risk-based capital ratio, its total risk-based capital ratio and its Tier 1 leverage ratio would remain unchanged. The new quantitative limits will be fully effective March 31, 2009.

Each of the trusts issuing the trust preferred securities holds junior subordinated debentures Texas United issued, or assumed, with a 30-year maturity. The final rules provide that in the last five years before the junior subordinated debentures mature, the associated trust preferred securities will be excluded from Tier 1 capital and included in Tier 2 capital. In addition, the trust preferred securities during this five-year period would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the debentures.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

For information regarding the market risk of Texas United’s financial instruments, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Market Risk. Texas United’s principal market risk exposure is to interest rates.

Item 8. Financial Statements and Supplementary Data

The financial statements, the reports thereon, and the notes thereto commence at page 50 of this Annual Report on Form 10-K.

Consolidated Quarterly Financial Data of Texas United

	Quarter Ended 2004

	December 31	September 30	June 30	March 31
	(unaudited)
	(Dollars in thousands, except per share data)
Interest income	$15,738	$11,477	$9,916	$9,206
Interest expense	4,167	3,286	2,768	2,542

Net interest income before provision for loan losses	11,571	8,191	7,148	6,664
Provision for loan losses	700	700	300	150

Net interest income after provision	10,871	7,491	6,848	6,514
Noninterest income	4,616	5,008	4,667	3,904
Noninterest expense	13,426	10,289	9,196	8,150

Earnings before income taxes	2,061	2,210	2,319	2,268
Provision for income taxes	632	649	824	703

Net earnings	$1,429	$1,561	$1,495	$1,565

Earnings per share:
Basic	$0.18	$0.30	$0.37	$0.39

Diluted	$0.18	$0.29	$0.36	$0.37

	Quarter Ended 2003
	December 31	September 30	June 30	March 31
	(unaudited)
	(Dollars in thousands, except per share data)
Interest income	$9,058	$9,357	$9,282	$9,004
Interest expense	2,437	2,587	2,721	2,733

Net interest income before provision for loan losses	6,621	6,770	6,561	6,271
Provision for loan losses	800	800	500	800

Net interest income after provision	5,821	5,970	6,061	5,471
Noninterest income	3,687	3,148	3,389	3,580
Noninterest expense	8,153	6,922	7,427	7,490

Earnings before income taxes	1,355	2,196	2,023	1,561
Provision for income taxes	166	667	631	430

Net earnings	$1,189	$1,529	$1,392	$1,131

Earnings per share:
Basic	$0.30	$0.38	$0.35	$0.29

Diluted	$0.29	$0.37	$0.34	$0.27

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

A Current Report on Form 8-K was filed on October 15, 2004 under Item 4 to report the appointment by the Audit Committee of the Board of Directors of Texas United of the firm BKD, LLP to replace Grant Thornton LLP as independent registered public accounting firm of Texas United.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, Texas United carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, Texas United’s Chief Executive Officer and Chief Financial Officer concluded that Texas United’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by Texas United in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to Texas United’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal control over financial reporting. There were no changes in Texas United’s internal control over financial reporting that occurred during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Texas United’s internal control over financial reporting.

Item 9B. Other Information

In December 2004, the Board of Directors of Texas United approved the Texas United Bancshares, Inc. Nonqualified Deferred Compensation Plan (the “Plan”) effective as of December 31, 2004. The Plan is an unfunded, nonqualified deferred compensation plan providing a select group of officers and non-employee directors the opportunity to defer a specified portion of their compensation or director fees, as the case may be, and cash bonuses. The decision as to whether to participate and the amount of compensation or fees and cash bonuses to be deferred is determined by each eligible participant.

Under the terms of the Plan, an eligible employee may elect to defer up to 50% of his or her annual base salary or commissions and up to 100% of his or her cash bonuses in each plan year and a non-employee director may elect to defer up to 100% of his director fees and up to 100% of his cash bonus, if any. In addition to the deferrals made by an eligible participant, Texas United may, in its discretion, make an additional contribution to the accounts of such participants. Each participant is fully vested in his or her account. The foregoing description of the Plan is qualified in its entirety by reference to the full text of the Plan, a copy of which is attached as Exhibit 10.8 to this annual report on Form 10-K and incorporated herein by reference.

PART III.

Item 10. Directors and Executive Officers of the Company

The information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance—Committees of the Board of Directors—Audit Committee” and “Corporate Governance—Code of Ethics” in Texas United’s definitive proxy statement for its 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (“2005 Proxy Statement”), is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information under the caption “Executive Compensation and Other Matters” in the 2005 Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2005 Proxy Statement is incorporated herein by reference in response to this item.

Securities Authorized for Issuance Under Equity Compensation Plans

Texas United currently has stock options outstanding. The following table provides information as of December 31, 2004 (adjusted to give effect to the three-for-two stock split effective October 15, 2003) regarding the Company’s equity compensation plans under which Texas United’s equity securities are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	226,573	(1)	$7.92	250,031
Equity compensation plans not approved by security holders	50,625	(2)	3.85	—

Total	277,198		$7.17	250,031

(1)	Includes 2,398 shares which may be issued upon exercise of options outstanding assumed by Texas United in connection with the acquisition of The Bryan-College Station Financial Holding Company at a weighted average exercise price of $18.26.
(2)	The shares included under equity compensation plans not approved by shareholders consist of shares issuable upon the exercise of nonqualified stock options granted to the President and Chief Executive Officer of Texas United in 1996 and to an executive officer of State Bank in 1997. The options terminate ten years from the date of grant.

Item 13. Certain Relationships and Related Transactions

The information under the caption “Interests of Management and others in Certain Transactions” in the 2005 Proxy Statement is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information under the caption “Independent Registered Public Accounting Firm Fees and Services” in the 2005 Proxy Statement is incorporated herein by reference in response to this item.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

Reference is made to the consolidated financial statements, reports thereon, and notes thereto commencing at page 50 of this Annual Report on Form 10-K. A list of such consolidated financial statements is set forth below:

There are no financial statement schedules filed herewith.

(b) Exhibits

Exhibit Number(1)	Description of Exhibit

2.1	Agreement and Plan of Reorganization between Texas United Bancshares, Inc. and The Bryan-College Station Financial Holding Company, as amended, dated November 5, 2001 (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (Registration No. 333-84644) (the “Registration Statement”))

2.2

Amended and Restated Agreement and Plan of Merger, dated as of April 29, 2004, between the Company and GNB Bancshares, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116542)).

3.1	Articles of Incorporation of Texas United, as amended (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 333-116542))

3.2	Bylaws of Texas United, as amended and restated (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (on Registration No. 333-116542))

4.1	Specimen certificate representing shares of Texas United common stock (incorporated herein by reference to Exhibit 4.1 to the Registration Statement)

10.1†	Texas United Bancshares, Inc. 1998 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement)

Exhibit Number(1)	Description of Exhibit

10.2†	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Registration Statement)

10.3†	Texas United Bancshares, Inc. Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement)

10.4†	Form of Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.4 to the Registration Statement)

10.5†	Form of Executive Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.5 to the Registration Statement)

10.6†	Texas United Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116542))

10.7†	Form of Employment Agreement between the Company and Riley C. Peveto (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (Registration No. 333-117556)

10.8†*	Texas United Bancshares, Inc. Nonqualified Deferred Compensation Plan

21.1*	Subsidiaries of Texas United

23.1*	Consent of BKD, LLP, independent registered public accounting firm of Texas United

23.2*	Consent of Grant Thornton LLP, former independent registered public accounting firm of Texas United

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Texas United has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K, Texas United hereby agrees to furnish a copy of such agreements to the Commission upon request.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has caused this Registration Statement or amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS UNITED BANCSHARES, INC.
(Registrant)

By:	/s/ L. DON STRICKLIN
Name: Title:	L. Don Stricklin President and Chief Executive Officer

Date: March 30, 2005

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the indicated capacities on March 30, 2005.

Signature	Title

/s/ L. DON STRICKLIN L. Don Stricklin	President and Chief Executive Officer (principal executive officer)

/s/ THOMAS N. ADAMS Thomas N. Adams	Executive Vice President and Chief Financial Officer (principal financial officer/principal accounting officer)

/s/ JIMMY JACK BIFFLE Jimmy Jack Biffle	Director

/s/ BRUCE FRENZEL Bruce Frenzel	Director

/s/ MICHAEL KULHANEK Michael Kulhanek	Director

/s/ LEE D. MUELLER, JR. Lee D. Mueller, Jr.	Director

/s/ HANK NOVAK Hank Novak	Director

/s/ RILEY PEVETO Riley Peveto	Director

/s/ MICHAEL STEINHAUSER Michael Steinhauser	Director

/s/ ERVAN E. ZOUZALIK Ervan E. Zouzalik	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Shareholders

Texas United Bancshares, Inc.

La Grange, Texas

We have audited the accompanying consolidated balance sheet of Texas United Bancshares, Inc., as of December 31, 2004, and the related consolidated statements of earnings, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texas United Bancshares, Inc., as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/    BKD, LLP

February 25, 2005

Houston, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Texas United Bancshares, Inc.

We have audited the accompanying consolidated balance sheet of Texas United Bancshares, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas United Bancshares, Inc. and Subsidiaries as of December 31, 2003, and the consolidated results of their operations and cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas January 30, 2004

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

	2004	2003
	(Dollars in thousands, except share amounts)
ASSETS
Cash and due from banks	$36,752	$17,268
Federal funds sold	4,015	—

Total cash and cash equivalents	40,767	17,268
Available-for-sale securities, at fair value	301,631	184,547
Loans, net	659,884	376,628
Loans held for sale	26,979	3,810
Premises and equipment, net	39,730	25,802
Accrued interest receivable	5,214	2,984
Goodwill	40,117	9,073
Core deposit intangibles	5,341	393
Mortgage servicing rights	4,698	4,475
Other assets	17,005	12,704

	$1,141,366	$637,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$187,454	$96,337
Interest-bearing	692,621	404,799

Total deposits	880,075	501,136
Federal funds purchased	15,125	6,891
Other liabilities	11,603	6,646
Borrowings	105,940	71,875
Securities sold under repurchase agreements	6,291	784
Junior subordinated deferrable interest debentures	17,520	12,365

Total liabilities	1,036,554	599,697
Commitments and contingencies	—	—
Shareholders’ equity
Preferred stock, no par value, 500,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 20,000,000 shares authorized at December 31, 2004 and December 31, 2003; 7,802,467 shares issued and 7,796,372 outstanding at December 31, 2004 and 4,008,192 shares issued and 4,002,097 outstanding at December 31, 2003	7,802	4,008
Additional paid-in capital	75,935	16,911
Retained earnings	21,921	17,422
Accumulated other comprehensive loss	(729)	(237)

	104,929	38,104
Less common stock held in treasury—at cost	117	117

	104,812	37,987

	$1,141,366	$637,684

The accompanying notes are an integral part of these statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Year ended December 31,

	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Interest income
Loans	$37,710	$30,295	$26,569
Investment securities
Taxable	8,161	5,783	5,027
Tax-exempt	436	532	759
Federal funds sold and other temporary investments	30	91	51

Total interest income	46,337	36,701	32,406
Interest expense
Deposits	9,223	7,487	8,057
Federal funds purchased	194	128	330
Borrowings	2,157	2,117	1,244
Junior subordinated deferrable interest debentures	1,189	746	742

Total interest expense	12,763	10,478	10,373

Net interest income	33,574	26,223	22,033
Provision for loan losses	1,850	2,900	1,900

Net interest income after provision for loan losses	31,724	23,323	20,133
Noninterest income
Service charges	6,931	6,753	5,826
Other operating income	11,264	7,051	5,845

Total noninterest income	18,195	13,804	11,671
Noninterest expense
Employee compensation and benefits	23,798	16,689	12,602
Occupancy expense	5,596	4,621	3,365
Other operating expenses	11,667	8,682	9,921

Total noninterest expenses	41,061	29,992	25,888

Earnings before income taxes	8,858	7,135	5,916
Provision for income taxes
Current expense	3,049	1,741	1,206
Deferred (benefit) expense	(241)	153	432

	2,808	1,894	1,638

NET EARNINGS	$6,050	$5,241	$4,278

Basic earnings per common share	$1.15	$1.31	$1.12

Diluted earnings per common share	$1.11	$1.26	$1.07

Dividends per common share	$0.28	$0.28	$0.28

The accompanying notes are an integral part of these statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2002, 2003 and 2004

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Common stock in treasury	Total shareholders’ equity
	Amount	Shares
	(In thousands, except share amounts)
Balance at January 1, 2002	2,502,145	$2,502	$14,136	$11,342	$(275)	$(333)	$27,372
Comprehensive income:
Net earnings	—	—	—	4,278	—	—	4,278
Unrealized gain on securities, net of tax and reclassification adjustment	—	—	—	—	1,887	—	1,887

Comprehensive income							6,165
Issuance of common stock upon exercise of employee stock options	6,291	6	47	—	—	—	53
Issuance of common stock related to the acquisition of The Bryan-College Station Financial Holding Company	137,703	138	2,477	—	—	—	2,615
Compensation related to grant of treasury stock to employees	—	—	5	—	—	45	50
Sale of treasury stock	—	—	18	—	—	171	189
Dividends	—	—	—	(1,026)	—	—	(1,026)

Balance at December 31, 2002	2,646,139	2,646	16,683	14,594	1,612	(117)	35,418
Comprehensive income:
Net earnings	—	—	—	5,241	—	—	5,241
Unrealized loss on securities, net of tax and reclassification adjustment	—	—	—	—	(1,849)	—	(1,849)

Comprehensive income							3,392
Three-for-two stock split	1,331,403	1,331	—	(1,331)	—	—	—
Issuance of common stock upon exercise of employee stock options	30,650	31	234	—	—	—	265
Cash paid in lieu of fractional shares	—	—	(6)	—	—	—	(6)
Dividends	—	—	—	(1,082)	—	—	(1,082)

Balance at December 31, 2003	4,008,192	4,008	16,911	17,422	(237)	(117)	37,987
Comprehensive income:
Net earnings	—	—	—	6,050	—	—	6,050
Unrealized loss on securities, net of tax and reclassification adjustment	—	—	—	—	(492)	—	(492)

Comprehensive income							5,558
Issuance of common stock related to the acquisition of Community Home Loan, Inc.	11,765	12	188	—	—	—	200
Issuance of common stock in public offering	2,300,000	2,300	33,729	—	—	—	36,029
Issuance of common stock related to the acquisition of GNB Bancshares, Inc.	1,456,819	1,457	24,980	—	—	—	26,437
Issuance of common stock upon exercise of employee stock options	25,691	25	127	—	—	—	152
Dividends	—	—	—	(1,551)	—	—	(1,551)

Balance at December 31, 2004	7,802,467	$7,802	$75,935	$21,921	$(729)	$(117)	$104,812

The accompanying notes are an integral part of this statement.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

	2004	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$6,050	$5,241	$4,278
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Provision for loan losses	1,850	2,900	1,900
Depreciation and amortization	3,861	2,915	2,198
Noncash compensation expense	—	—	50
(Gain) loss on sale of premises, equipment, and other real estate	(46)	(36)	1
Gain on sale of loans	(8,325)	(1,112)	—
Loss on sale of Third Coast Wealth Advisors, Inc.	—	396	—
Realized gain, net, on sale of available-for-sale securities	(114)	(1,244)	(1,457)
Amortization of premium, net of accretion of discounts on securities	1,291	1,473	497
Write-down of other real estate	—	—	123
Impairment on mortgage servicing rights	—	1,235	446
Reversal of impairment on mortgage servicing rights	(263)	(1,418)	—
Funding of deferred compensation plan	—	—	(3,000)
Changes in assets and liabilities, net of effects resulting from acquisitions:
(Increase) decrease in accrued interest receivable	(890)	22	33
(Increase) decrease in loans held for sale	(5,800)	30,466	(30,502)
Increase in mortgage servicing rights	(888)	(2,247)	(2,432)
(Increase) decrease in other assets	2,411	1,024	(1,403)
Increase (decrease) in other liabilities	(94)	1,285	(339)

Net cash (used) provided by operating activities	(957)	40,900	(29,607)
Cash flows from investing activities:
Net increase in cash resulting from acquisitions	—	—	18,194
Proceeds from sales of available-for-sale securities	35,862	91,604	109,448
Proceeds from principal repayments of available-for-sale securities	26,934	33,805	18,429
Proceeds from maturities and calls of available-for-sale securities	—	1,025	100
Purchases of available-for-sale securities, net of effects resulting from acquisitions	(147,851)	(181,821)	(145,640)
Net increase in loans, net of the effects resulting from acquisitions	(92,919)	(38,558)	(23,956)
Proceeds from sales of premises, equipment, loans, and other real estate	1,013	6,993	228
Proceeds from the sale of Third Coast Wealth Advisors, Inc.	—	75	—
Net cash received from the Central Bank branches acquisition	62,515	—	—
Net cash paid for the Community Home Loan, Inc. acquisition	(538)	—	—
Net cash paid for the GNB Bancshares, Inc. acquisition	(8,790)	—	—
Purchases of premises, equipment and other real estate, net of effects resulting from acquisitions	(9,348)	(3,861)	(4,335)

Net cash used in investing activities	(133,122)	(90,738)	(27,532)
Cash flows from financing activities:
Net increase in deposits, net of the effects resulting from acquisitions	$93,316	$48,712	$3,396
Change in federal funds purchased, net of the effects resulting from acquisitions	4,944	(12,841)	19,085
Net proceeds from issuance of common stock upon exercise of employee stock options	152	265	53
Net proceeds from issuance of common stock in public offering	36,029	—	—
Proceeds from borrowings	68,784	39,175	146,367
Proceeds from issuance of junior subordinated deferrable interest debentures, net	—	5,000	—
Repayment of borrowings	(49,874)	(30,245)	(122,654)
Repayment of subordinated notes and debentures	—	(3,241)	(388)
Sale of treasury stock	—	—	189
Securities sold under repurchase agreements	5,507	784	—
Dividends paid	(1,280)	(1,077)	(1,001)

Net cash provided by financing activities	157,578	46,532	45,047

Net increase (decrease) in cash and cash equivalents	23,499	(3,306)	(12,092)
Cash and cash equivalents at beginning of year	17,268	20,574	32,666

Cash and cash equivalents at end of year	$40,767	$17,268	$20,574

The accompanying notes are an integral part of these statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company operates 27 banking centers and 19 loan production offices in Texas. The Company’s primary sources of revenue are derived from investing in various securities and granting loans primarily to customers in Texas. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economy in Texas.

2. Principles of Consolidation and Investment in Subsidiaries

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Texas United Nevada, Inc. (TUNI), State Bank (State), GNB Financial, n.a. (GNB), Community Home Loan, Inc. (CHL) and Third Coast Wealth Advisors, Inc. (Third Coast) through the date of sale. All significant intercompany transactions and balances have been eliminated in consolidation.

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

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

11. Other Real Estate

Real estate acquired by foreclosure is recorded at fair value at the date of foreclosure or acquisition. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less costs to sell. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expenses.

12. Goodwill and Core Deposit Intangibles

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition.

Core deposit intangibles, which represent the net present value of the future economic benefits related to purchased deposits, are amortized over their estimated benefit period, which is eight years.

Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

13. Income Taxes

The Company files a consolidated Federal income tax return. By agreement with the Parent, State, GNB, CHL, Third Coast and TUNI record a provision or benefit for Federal income taxes on the same basis as if they had filed a separate Federal income tax return. The asset and liability method of accounting is used for income

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

taxes where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. When management determines that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance must be established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

14. Earnings Per Share

Basic earnings per common share is calculated by dividing net income available for common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net earnings available for common shareholders by the weighted average number of common and potentially dilutive common shares. The effects of stock options are considered in earnings per share calculations, if dilutive, using the treasury stock method.

15. Stock-Based Compensation

The Company has two stock-based employee compensation plans and two separate agreements with executive officers, which are described more fully in Note P. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plan and agreements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (SFAS 123), Accounting for Stock-Based Compensation (with the assumptions described in Note P), to its stock-based employee plans.

	2004	2003	2002
Net income as reported	$6,050	$5,241	$4,278
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified or settled, net of related tax effects	26	28	29

Pro forma net income	$6,024	$5,213	$4,249

Earnings per share:
Basic—as reported	$1.15	$1.31	$1.12

Basic—pro forma	$1.14	$1.31	$1.11

Diluted—as reported	$1.11	$1.26	$1.07

Diluted—pro forma	$1.11	$1.26	$1.06

16. Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

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

NOTE B—NEW PRONOUNCEMENTS

Accounting for Guarantees

FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-An Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002, and were adopted in the Company’s financial statements for the year ended December 31, 2002. Implementation of the remaining provisions of FIN 45 on January 1, 2003 did not have a significant impact on the Company’s consolidated financial statements.

Variable Interest Entities

FIN No. 46 (FIN 46R), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (Revised December 2003)” establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with the VIE. Prior to the implementation of FIN 46R, VIE’s were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46R were effective immediately for all arrangements entered after January 31, 2003, and were otherwise effective at the beginning of the first interim or annual period ending after December 15, 2003.

The Company has identified TXUI Statutory Trust I (Trust I), TXUI Statutory Trust II (Trust II) (Trust II was formed in December 2003, as more fully discussed in Note M) and GNB Capital Trust I (GNB Trust) (GNB Trust was assumed with the acquisition of GNB Bancshares in October 2004, as more fully discussed in Notes C and M) as VIE’s. The Company adopted FIN 46R in connection with its consolidated financial statements as of and for the year ended December 31, 2003. The primary impact of this change was to report the Company’s subordinated debt to the trust on the face of the accompanying balance sheets rather than the minority interest in the trust. This change did not have a material impact on the Company’s total assets, liabilities, shareholders’ equity or results of operation.

The trust preferred securities issued by Trust I, Trust II and GNB Trust are currently included in the Tier 1 capital of the Company for regulatory purposes. However, because the trusts are not part of the Company’s consolidated financial statements, the Federal Reserve Board may in the future disallow inclusion of the trust

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

preferred securities in Tier 1 capital for regulatory purposes. In July 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until further notice. The Federal Reserve also stated that it was reviewing the regulatory implications of any accounting treatment changes and, if necessary or warranted, would provide further guidance.

In May 2004, the Federal Reserve Board issued proposed rules that would continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. The proposed rule would amend the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill. In addition, under the proposal, the amount of such excess trust preferred (when aggregated with subordinated debt securities and certain other investments) includable in Tier 2 capital would be limited to 50% of Tier 1 capital. The new quantitative limits, if adopted in the form proposed, would be fully effective March 31, 2007.

Each of the trusts issuing the trust preferred securities holds junior subordinated debentures issued by the Company with a 30-year maturity. The proposed rules provide that in the last five years before the junior subordinated debentures mature, the associated trust preferred securities would be excluded from Tier 1 capital and included in Tier 2 capital, subject (together with subordinated debt and certain other investments) to an aggregate limit of 50% of Tier 1 capital. In addition, under the proposal, the trust preferred securities during this five-year period would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the debentures.

Derivative Instruments and Hedging Activities

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The amendments (i) reflect decisions of the Derivatives Implementation Group (DIG), (ii) reflect decisions made by the FASB in conjunction with other projects dealing with financial instruments and (iii) address implementation issues related to the application of the definition of a derivative. SFAS 149 also modifies various other existing pronouncements to conform with the changes made to SFAS 133. SFAS 149 was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively. Adoption of SFAS 149 on July 1, 2003 did not have a significant impact on the Company’s consolidated financial statements.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount,

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares; and (iv) certain freestanding financial instruments. SFAS 150 was effective for contracts entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003, however in October 2003, the FASB indefinitely deferred the application of certain provisions of SFAS 150 as they apply to mandatorily redeemable minority interests. Adoption of SFAS 150 on July 1, 2003, did not have a significant impact on the Company’s consolidated financial statements.

Accounting for Stock Based Compensation

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123). FASB Statement No. 123(R), Share Based Payment (SFAS 123(R)), supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and its related implementation guidance. SFAS 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. The impact to the Company of SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions—in this case primarily stock options. The Company currently accounts for its stock-based compensation using the intrinsic method as defined in APB 25 and, accordingly, has not recognized any expense for stock option plans in the Consolidated Financial Statements (see Note A and Note P of the Notes to Consolidated Financial Statements for additional information regarding the Company’s accounting for stock-based compensation). Implementation of SFAS 123(R) is required for the Company beginning in the interim period ending September 30, 2005. The Company is currently analyzing this new pronouncement to determine the impact on its financial statements. As a result of SFAS 123(R), the Company may adopt different models than are currently utilized to calculate the expense effect associated with the Company’s stock options. Note A of the Notes to Consolidated Financial Statements illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS 123.

The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments

In March 2004, the EITF reached consensus on Issue 03-01 (EITF 03-01), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. This Issue specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-01 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments within the scope of this Issue. On September 30, 2004, the Financial Accounting Standards Board deferred the effective date of the Issue’s guidance on how to evaluate and recognize an impairment loss that is other-than-temporary. This deferral did not change the disclosure guidance which remains effective for fiscal years ending after December 15, 2003.

Mortgage Loan Interest Rate Lock Commitments

The Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) 105, “Loan Commitments Accounted for as Derivative Instruments.” SAB 105 requires that a lender should not consider the expected future cash flows related to loan servicing or include any internally developed intangible assets, such as

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

customer-related intangible assets, in determining the fair value of loan commitments accounted for as derivatives. Companies will be required to adopt SAB 105 effective no later than for commitments entered into after March 31, 2004. The requirements of SAB 105 apply to the Company’s mortgage loan interest rate lock commitments related to loans held for sale. At December 31, 2004, such commitments with a notional amount of approximately $27,100 were outstanding. The Company’s current accounting policy is to not record the fair value of these commitments as management has deemed such amounts immaterial. The Company adopted SAB 105 at the beginning of its second quarter of 2004, and the application of this guidance did not have a significant impact on the Company’s consolidated financial statements.

NOTE C—BUSINESS ACQUISITIONS, DISPOSITIONS AND PUBLIC OFFERING

On July 31, 2002, the Company completed the acquisition of The Bryan-College Station Financial Holding Company and its subsidiaries (“Bryan-College Station”). In exchange for all of the issued and outstanding stock of Bryan-College Station, the Company issued 137,703 shares of its common stock and assumed $3,600 in outstanding debentures. The three locations of First Federal Savings Bank (“First Federal”), Bryan-College Station’s wholly-owned subsidiary, became banking centers of State Bank. On July 31, 2002, Bryan-College Station reported total consolidated assets of $79,908, total loans of $57,335, total cash of $19,089, property and equipment of $1,817, $73,835 in deposits, and $2,253 in other liabilities. Goodwill of $2,543 was recognized with this transaction. The Bryan-College Station acquisition is consistent with the Company’s expansion strategy.

The following unaudited pro forma information assumes the acquisition of Bryan-College Station occurred on January 1, 2002:

Interest income	$36,098
Net earnings	3,808
Earnings per share (basic)	1.49
Earnings per share (diluted)	1.43

On October 1, 2004, the Company completed the acquisition of GNB Bancshares, Inc. (“GNB Bancshares”), Gainesville, Texas. Pursuant to the terms of the merger agreement, in exchange for all outstanding shares of GNB Bancshares’ capital stock, the Company paid $18,400 in cash and issued 1,456,819 shares of its common stock. The Company operates GNB Bancshares wholly-owned subsidiary bank, GNB, as a separate subsidiary. GNB has seven full-service banking centers located in Cooke, Denton and Ellis counties in Texas. As of September 30, 2004, on a consolidated basis, GNB had total assets of $223,714, total loans of $166,644, total cash of $9,610, property and equipment of $5,929, total deposits of $186,300, other liabilities of $3,654 and shareholders’ equity of $19,200. Goodwill of $23,811 was recognized with this transaction. The GNB Bancshares acquisition is consistent with the Company’s expansion strategy.

On July 30, 2004, the Company purchased the loans and premises and assumed the deposit liabilities of the Caldwell, Texas and Lexington, Texas branches of Central Bank, Houston, Texas. Under the terms of the purchase agreement, the Company agreed to pay a premium of 8.02% of total deposits and $800 for the related real property and improvements and the related furniture, fixtures and equipment. On July 30, 2004, deposits at both branches totaled $99,200 and loans totaled $33,100. Based on these totals, the Company paid approximately $8,800 to acquire these branches. Under the terms of the purchase agreement, on September 23, 2004, the Company put-back approximately $5,300 in loans. Goodwill of $6,733 was recognized with this transaction. The acquisition of the Central Bank branches is consistent with the Company’s expansion strategy.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The following unaudited pro forma information assumes the acquisition of GNB Bancshares and Central Bank branches occurred on January 1, 2004:

Interest income	$57,160
Net earnings	6,097
Earnings per share (basic)	1.16
Earnings per share (diluted)	1.12

Pursuant to a registration statement on Form S-1 filed with, and declared effective by, the Securities and Exchange Commission, the Company sold 2,000,000 shares of its common stock at $17.00 per share to the public in an underwritten firm commitment offering which closed on August 10, 2004. The underwriters exercised their 30-day option on August 26, 2004 to purchase an additional 300,000 shares to cover over-allotments. Of the $36,029 in net proceeds, after deduction of underwriting discounts and commissions and $788 in offering expenses, approximately $10,000 was used to repay the Company’s outstanding line of credit which was used as additional capital to support the acquisition of the additional assets from the Central Bank branches. In addition, approximately $18,400 of the net proceeds were used to pay the cash portion of the merger consideration to GNB shareholders and the balance was used for general corporate purposes, including contributions to the capital of State Bank and the construction of additional branches.

The Company disposed of Third Coast in October 2003 for an after tax loss of approximately $261. The disposal was not accounted for as discontinued operations due to the immaterial effect on the consolidated financial statements.

NOTE D—RESERVE REQUIREMENTS

Cash and balances maintained at the Federal Reserve of approximately $5,708 and $600 satisfy regulatory reserve requirements at December 31, 2004 and 2003.

NOTE E—SECURITIES

The securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values are as follows at December 31, 2004 and 2003:

2004	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities:
Municipal securities	$8,709	$343	$—	$9,052
U. S. Agency securities	77,185	126	978	76,333
U. S. Treasury securities	17,479	31	72	17,438
Mortgage-backed securities	190,195	892	1,448	189,639
Other	9,167	2	—	9,169

	$302,735	$1,394	$2,498	$301,631

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

2003	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities:
Municipal securities	$9,658	$700	$—	$10,358
U. S. Agency securities	42,360	382	472	42,270
U. S. Treasury securities	5,032	4	—	5,036
Mortgage-backed securities	123,336	378	1,350	122,364
Other	4,519	—	—	4,519

	$184,905	$1,464	$1,822	$184,547

Other securities include investments in Federal Home Loan Bank (FHLB) stock of $6,100 and $4,241 at December 31, 2004 and 2003, respectively. The FHLB stock is restricted, as it is a required investment under the Banks’ borrowing agreement with the FHLB.

Gross realized gains on sales of available-for-sale securities were $217, $1,355 and $1,584 for the years ended December 31, 2004, 2003 and 2002, respectively. Gross realized losses on sales of available-for-sale securities were $103, $61 and $127 for the years ended December 31, 2004, 2003 and 2002, respectively.

The following table shows the contractual maturity distribution of the investment portfolio at December 31, 2004. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale securities
	Amortized cost	Fair value
Due in one year or less	$6,598	$6,663
Due from one to five years	96,329	95,703
Due from five to ten years	444	456
Due after ten years	—	—
Mortgage-backed and other securities	199,364	198,809

	$302,735	$301,631

Securities with an aggregate book value of approximately $165,233 and $90,970 at December 31, 2004 and 2003, respectively, were pledged as collateral to secure public deposits.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2004, was $177,464, which is approximately 58.9% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The following table shows the Company’s investments gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004.

Description of Securities	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$9,979	$72	$—	$—	$9,979	$72
U.S. Agency securities	38,835	467	23,599	511	62,434	978
Mortgage-backed securities	60,085	233	44,966	1,215	105,051	1,448

Total temporarily impaired securities	$108,899	$772	$68,565	$1,726	$177,464	$2,498

All of the company’s securities with unrealized losses as of December 31, 2003 were in an unrealized loss position for less than twelve months.

NOTE F—LOANS

Major classifications of loans are as follows at December 31:

	2004	2003
Commercial	$136,197	$63,793
Real estate:
1-4 family residential	192,791	140,020
Commercial mortgage	223,987	115,033
Other	44,494	8,488
Consumer—net of unearned discount	69,100	53,187

	666,569	380,521
Less: Allowance for loan losses	(6,685)	(3,893)

	$659,884	$376,628

Impaired loans were approximately $1,725 and $1,255 at December 31, 2004 and 2003, respectively. The reduction in interest income associated with these impaired loans was insignificant. The valuation allowance established for impaired loans is not significant. There were no commitments to lend additional funds to borrowers whose loans were classified as impaired.

Outstanding loans to directors, significant shareholders and executive officers of the Company and to their related business interests aggregated $3,952 and $590 at December 31, 2004 and 2003.

Following is an analysis of activity with respect to these amounts for the years ended December 31:

	2004	2003
Balance at January 1	$590	$804
New loans	1,506	55
Balance of loans to GNB directors acquired in merger	4,106	—
Repayments	(2,250)	(269)

Balance at December 31	$3,952	$590

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

In management’s opinion, all such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than a normal risk of collectibility or present other unfavorable features.

NOTE G—ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows for the years ended December 31:

	2004	2003	2002
Balance at January 1	$3,893	$3,296	$1,754
Provision	1,850	2,900	1,900
Charge-offs	(1,706)	(3,238)	(2,052)
Recoveries	742	935	954
Balances from acquisitions	1,906	—	740

Balance at December 31	$6,685	$3,893	$3,296

NOTE H—PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows at December 31:

	Estimated useful lives	2004	2003
Land	—	$7,636	$3,145
Buildings and improvements	10-40 years	27,860	18,196
Furniture, fixtures and equipment	3-10 years	17,224	12,964

		52,720	34,305
Less accumulated depreciation		14,689	10,044

		38,031	24,261
Construction in progress		1,699	1,541

		$39,730	$25,802

Included in other assets are other real estate and repossessed assets of $906 and $431 at December 31, 2004 and 2003, respectively.

NOTE I—GOODWILL AND LONG-LIVED ASSETS

Changes in the carrying amount of the Company’s goodwill for the fiscal years 2004, 2003 and 2002 were as follows:

Balance as of December 31, 2001	$6,889
Acquisition of Bryan-College Station	2,543

Balance as of December 31, 2002	9,432
Sale of Third Coast	(359)

Balance as of December 31, 2003	9,073
Acquisition of CHL	500
Acquisition of Central Bank branches	6,733
Acquisition of GNB Bancshares	23,811

Balance as of December 31, 2004	$40,117

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The gross carrying amount of intangible assets and associated accumulated amortization and impairment at December 31, 2004 is presented in the following table:

	Gross carrying amount	Accumulated amortization and impairment
Amortized intangible assets:
At December 31, 2004

Mortgage servicing rights	$7,153	$2,455
Core deposit intangibles	5,804	463

At December 31, 2003

Mortgage servicing rights	$6,271	$1,796
Core deposit intangibles	564	171

The projections of amortization expense shown below for mortgage servicing rights and core deposit intangibles are based on existing asset balances and the existing interest rate environment as of December 31, 2004. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period amortization and estimated future amortization for intangible assets:

	Mortgage servicing rights	Core deposit intangibles	Total
Year ended December 31, 2004 (actual)	$928	$292	$1,220
Estimate for the year ended December 31,
2005	874	743	1,617
2006	827	727	1,554
2007	827	711	1,538
2008	751	695	1,446
2009	751	680	1,431

NOTE J—MORTGAGE SERVICING RIGHTS

The activity in the Company’s MSR, which is included in the mortgage segment (Note V) was as follows for the years ended December 31:

	2004	2003	2002
Balance at January 1	$4,475	$2,877	$1,349
Additions	888	2,218	2,359
Amortization	(928)	(803)	(385)
Reversal of impairment allowance	263	1,418	—
Impairment allowance	—	(1,235)	(446)

Balance at December 31	$4,698	$4,475	$2,877

At December 31, 2004, the loan servicing portfolio with capitalized MSR totaled $290,086 compared with $246,418 at December 31, 2003.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

NOTE K—INTEREST-BEARING DEPOSITS

The types of accounts and their respective balances included in interest-bearing deposits were as follows at December 31:

	2004	2003
NOW accounts and interest-bearing checking accounts	$242,610	$143,937
Savings	46,291	30,393
Money market	114,663	56,338
Certificates of deposit and IRAs	289,057	174,131

	$692,621	$404,799

The aggregate amount of certificates of deposit, each with a minimum denomination of $100, was approximately $97,716 and $52,019 at December 31, 2004 and 2003, respectively. At December 31, 2004, the scheduled maturities of certificates of deposit and IRAs were as follows:

2005	$221,749
2006	30,819
2007	24,258
2008	10,288
2009 and thereafter	1,943

$289,057

Deposits of executive officers, significant shareholders and directors were $2,043 and $2,302 (including time deposits of $286 and $308) at December 31, 2004 and 2003, respectively.

NOTE L—BORROWINGS

The Company has multiple advances of short and long-term borrowings which have been made in accordance with “Agreements for Advance” that were entered into with the Federal Home Loan Bank. The borrowings have interest rates varying from 2.10% to 6.35% at December 31, 2004. The borrowings are collateralized by security agreements and pledge assignments.

The Company entered into a $10,000 revolving credit line with a bank. Any borrowings under the facility bear interest at the Federal Funds rate plus 2.25% and are collateralized by the outstanding common stock of TUNI. The credit facility expires in April 2005. There was $500 and $2,750 outstanding under this line of credit at December 31, 2004 and 2003, respectively. The line of credit agreement contains certain covenants, including maintaining certain financial ratios.

Aggregate maturities of borrowings for the five years following December 31, 2004 are as follows:

Year ending December 31,	Amount
2005	$71,951
2006	3,000
2007	15,574
2008	3,478
2009	2,115
Thereafter	9,822

$105,940

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

NOTE M—JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

In September 2000, the Company formed Trust I, a trust formed under the laws of the State of Connecticut, which issued $7,000 of trust preferred securities (the “trust preferred securities of Trust I”) and $210 in common stock. These securities represent preferred beneficial interests in the assets of the Trust I. Trust I used the proceeds of the offering of the trust preferred securities of Trust I and the common securities to purchase $7,210 of 10.60% junior subordinated deferrable interest debentures (the “debentures sold to Trust I”) issued by the Company. Distributions of interest are due semi-annually. The debentures sold to Trust I will mature on September 7, 2030, and are redeemable in whole or in part at the option of the Company at any time after September 7, 2010, with the approval of the Federal Reserve Board and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment or a change in Trust I’s status under the Investment Company Act of 1940. The trust preferred securities of Trust I will be subject to mandatory redemption if the debentures sold to Trust I are repaid by the Company. In each case, redemption will be made at par, plus the accrued and unpaid distributions thereon through the redemption date.

In December 2003, the Company formed Trust II, a trust formed under the laws of the State of Delaware, which issued $5,000 of trust preferred securities (“the trust preferred securities of Trust II”) and $155 in common stock. Trust II used the proceeds of the offering of the trust preferred securities and common securities to purchase $5,155 of 6.45% junior subordinated deferrable interest debentures (the “debentures sold to Trust II”) issued by the Company. After five years, the rate on the debentures sold to Trust II will float at the three month LIBOR rate plus 2.85%. Distributions of interest are due quarterly. The debentures sold to Trust II will mature on December 19, 2033, and are redeemable in whole or in part at the option of the Company at any time after December 19, 2008, with the approval of the Federal Reserve Board and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment or a change in Trust II’s status under the Investment Company Act of 1940. The trust preferred securities of Trust II will be subject to mandatory redemption if the debentures sold to Trust II are repaid by the Company. In each case, redemption will be made at par, plus the accrued and unpaid distributions thereon through the redemption date.

In connection with the acquisition of GNB Bancshares, the Company assumed $5,155 of GNB’s Junior Subordinated Deferrable Interest Debentures (“GNB Debentures”) bearing interest at 9.95% per annum issued to GNB Capital Trust I (“GNB Trust”). Distributions of interest are due semi-annually. The debentures sold to GNB Trust will mature on November 14, 2031, and are redeemable in whole or in part at the option of the Company at any time after November 14, 2006, with the approval of the Federal Reserve Board and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment or a change in GNB Trust’s status under the Investment Company Act of 1940. The trust preferred securities of GNB Trust will be subject to mandatory redemption if the debentures sold to GNB Trust are repaid by the Company. In each case, redemption will be made at par, plus the accrued and unpaid distributions thereon through the redemption date.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

NOTE N—INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

	2004	2003
Deferred tax assets:
Net operating loss carryforward	$89	$126
Unrealized loss on available-for-sale securities	375	122
Deferred compensation	550	341
Accrued compensation settlement	153	164
Other taxable temporary differences	16	—
Provision for loan losses	1,917	1,030
GNB loans marked to fair value	957	—
Accrued expenses not currently deductible	109	102

	4,166	1,885
Deferred tax liabilities:
Depreciation and amortization differences	(2,141)	(1,058)
Accrued mortgage servicing rights income	(1,597)	(1,531)
Lease financing receivables	(1,630)	—
Core deposit intangible from GNB acquisition	(1,363)	—
Other taxable temporary differences	(35)	—
Federal Home Loan Bank stock dividend	(335)	(225)

	(7,101)	(2,814)

Net deferred liability	$(2,935)	$(929)

The net deferred liability at December 31, 2004 and 2003 is included in other liabilities on the Company’s consolidated balance sheets.

The reconciliation between the Company’s effective income tax rate and the statutory federal income tax rate is as follows at December 31:

	2004	2003	2002
Statutory federal income tax rate	34.00%	34.00%	34.00%
Tax-exempt interest	(2.38)	(3.73)	(4.09)
Tax-exempt earnings on life insurance	(1.50)	(1.81)	(1.77)
Other	1.58	(1.91)	(0.45)

Effective income tax rate	31.70%	26.55%	27.69%

The Company has loss carry forwards totaling approximately $261 that may be offset against future taxable income. If not used, the carry forwards will expire in 2006 and 2007.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

NOTE O—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Commitments to extend credit totaled $158,458 and $57,978 at December 31, 2004 and 2003, respectively, which includes $4,472 and $695 of outstanding standby letters of credit. At December 31, 2004, the standby letters of credit had a weighted average term of approximately one year. The Company does not anticipate any material losses as a result of these commitments.

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

The Company has instituted a self-insurance program for employees’ major medical coverages. Claims under the self-insurance program are insured for amounts greater than $40 per employee. The aggregate annual self-insurance amount varies based on participant levels and was limited to approximately $1,566 as of December 31, 2004. Claims are accrued as incurred and the total expense under the program was $1,020, $825 and $1,002 in 2004, 2003 and 2002, respectively.

NOTE P—BENEFIT PLANS

Stock Option Plans and Agreements

The Company has nonqualified common stock option agreements with two executive officers (one of which is also a director). Options granted under the agreements have a ten year term and vest and become exercisable at 20% each year for five years. The exercise price of the options granted under the agreements will be the market value at the date of grant. No options were granted, exercised, forfeited, or expired under these agreements during 2004 or 2003.

During 1998, the Board of Directors adopted the Texas United Bancshares, Inc. 1998 Incentive Stock Option Plan (the 1998 Plan). Under the 1998 Plan, 337,500 shares of common stock are reserved for qualified Incentive Stock Options, of which 31 shares are available for future grants at December 31, 2004. Options granted under the 1998 Plan have a maximum term of ten years and become exercisable under the terms of the respective option agreements. The exercise price of the options granted under the 1998 Plan may not be less than

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

the fair market value of the shares on the date the option is granted, unless a person owns 10% or more of the common stock of the Company, in which case it may not be less than 110% of the fair market value of the shares on the date of grant.

In September 2004, the Board of Directors and shareholders of the Company adopted the Texas United Bancshares, Inc. 2004 Stock Incentive Plan (the 2004 Plan). Under the 2004 Plan, 250,000 shares of common stock are reserved for issuance upon the exercise of incentive stock options and nonqualified stock options granted under the 2004 Plan or upon the grant of restricted stock awards under the 2004 Plan. As of December 31, 2004, no stock option grants or shares of restricted stock have been awarded under the 2004 Plan. Options granted under the 2004 Plan have a maximum term of ten years. The exercise price of any incentive stock options granted under the 2004 Plan may not be less than fair market value of the shares of common stock on the date the option is granted, unless a person owns 10% or more of the common stock of the Company, in which case it may not be less than 110% of the fair market value of the shares on the date of grant.

A summary of the Company’s stock option activity and related information follows:

	2004		2003		2002
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of year	287,589	$6.35	328,114	$6.44	323,677	$6.10
Granted	15,300	17.61	3,375	12.89	15,211	13.70
Exercised	(25,691)	5.93	(42,400)	6.26	(9,436)	5.76
Forfeited	—	—	(1,500)	12.66	(1,338)	13.15

Outstanding at end of year	277,198	7.17	287,589	6.51	328,114	6.44

Exercisable at end of year	255,940	6.42	270,713	6.15	298,102	5.84

The following table summarizes the weighted average fair value and exercise price per share of options granted during the years ended December 31:

	2004		2003		2002
	Weighted average fair value	Weighted average exercise price	Weighted average fair value	Weighted average exercise price	Weighted average fair value	Weighted average exercise price
Exercise price equals market price at date of grant	$7.99	$17.61	$—	$—	$5.28	$12.66
Exercise price exceeds market price at date of grant	—	—	5.21	12.89	3.12	18.26

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2004:

	Options outstanding			Options exercisable
Range of exercise price	Options	Weighted average remaining life	Weighted average exercise price	Options	Weighted average exercise price
		(in years)
$ 3.33 – $ 5.00	50,625	1.89	$3.85	50,625	$3.85
$ 5.73 – $ 8.00	169,900	3.67	6.02	169,900	6.02
$10.60 – $12.66	36,725	6.69	11.64	32,274	11.53
$13.63 – $18.26	19,948	8.64	17.24	3,141	17.16

	277,198			255,940

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected life	10 years	10 years	10 years
Interest rate	3.34%	2.23%	2.99%
Volatility	40%	40%	40%
Dividend yield	1.60%	2.29%	2.29%

Stock Appreciation Rights Agreements

The terms of stock appreciation rights agreements (Agreements) grant certain key employees, directors, and advisors of the Company rights to the appreciation in the fair value (as defined in the Agreements) of a stated number of shares of common stock of the Company. The rights become fully vested and are exercisable under the terms of the respective Agreements. The appreciation is payable in whole shares of Company stock valued at fair market value on the date of exercise or at the sole discretion of the Company, solely in cash or a combination of cash and stock. The Agreements terminate on the earliest of: a) ten years from the date of grant, b) the date the employee terminates employment with the Company, if the Company requests the employee’s resignation, c) ninety days after the employee terminates employment with the Company, when termination is the employee’s decision, or d) the date one year after the employee’s death or disability. The number of rights issued under the Agreements as of December 31, 2004, 2003 and 2002 were 67,512, 70,012 and 67,162, respectively. Operations are charged or credited for the aggregate appreciation or depreciation of the rights. During 2004, 2003 and 2002, the Company expensed $224, $229 and $78, respectively, related to the agreements.

401(k) Profit Sharing Plan

The Banks have 401(k) Profit Sharing Plans (the Plans) that cover substantially all of their employees. Employees contribute to the Plans through payroll deductions. The Banks may match participant contributions at a rate determined annually by the Boards of Directors. Additionally, the Banks may make a discretionary contribution as determined by the Boards of Directors. Total contributions accrued or paid for the years ended December 31, 2004, 2003 and 2002 were approximately $705, $453 and $216, respectively.

Deferred Compensation Plans

Effective December 31, 2004, the Company adopted a nonqualified deferred compensation plan for a select group of officers and non-employee directors. Beginning on January 1, 2005, an eligible employee may elect to defer up to 50% of his or her annual base salary or commissions and up to 100% of his or her cash bonuses in each plan year. In addition, beginning on January 1, 2005, a non-employee director may elect to defer up to 100% of his directors fees and up to 100% of his cash bonus, if any. In addition to the deferrals made by an eligible participant, the Company may, in its discretion, make an additional contribution to the accounts of such participants. Each participants is fully vested in his or her account.

The Company and State have entered into Deferred Compensation Agreements with certain directors and key employees. Under one group of plans, a participant may elect to defer up to 20% of their compensation. Under another group of plans, a participant may elect to defer 100% of their compensation. Under both of these groups of plans, the Company and State have agreed to accrue interest on the deferral account balance at an annual rate equal to 10% per year, compounded monthly. Participants become vested in the interest credited to their account at the rate of 10% per plan year, such that at the end of 10 years, the participant is 100% vested.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Under a third plan, the participant receives permanent life insurance coverage. Under this plan, the Company shall pay the primary benefit in ten equal installments commencing on the first day of the month following the participant’s termination of employment.

All plans have been informally funded by insurance policies that are fully funded. The earnings of the insurance policies exceeded compensation charges by approximately $142, $88 and $82 for the years ended December 31, 2004, 2003 and 2002, respectively.

GNB has a supplemental employee retirement plan (SERP) for certain officers of the bank. The SERP is partially funded through life insurance policies on the respective employees. The recorded obligation at December 31, 2004 was $306.

Incentive Compensation Plans

State Bank has adopted incentive compensation plans that cover all officers and employees that were employees for the entire plan year (employee plans) and all directors who have served one full year as of the end of the plan year and who do not serve as employees of the bank (director plans). Under the employee plans, the officers and employees are entitled to an amount equal to 50% of earnings in excess of the pre-tax earnings threshold or the plan limits as established by each plan. The pre-tax earnings threshold is established each year by the Board of Directors and is subject to adjustment for extraordinary occurrences. The remaining earnings in excess of the pre-tax earnings threshold are considered to be allocated to the shareholders. Under the director plans, the eligible directors are entitled to an amount equal to 20% of the amount considered to be allocated to the shareholders. Total compensation accrued was $715, $725 and $550 for the years ended December 31, 2004, 2003 and 2002, respectively.

Resignation Settlement Agreement

In connection with the acquisition of Bryan-College Station, the Company assumed a liability related to a settlement agreement with a former executive officer of Bryan-College Station. The settlement agreement calls for lifetime monthly payments of approximately $6. A liability of approximately $450 and $483 is accrued as of December 31, 2004 and 2003, respectively. This liability is recorded in other liabilities on the accompanying balance sheets and has been determined based on actuarial assumptions.

NOTE Q—REGULATORY MATTERS

The Company and Banks are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of the Company’s and the Banks’ assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company and the Banks met all capital adequacy requirements to which they are subject.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

The most recent notification from the Federal Deposit Insurance Corporation and the Office of the Comptroller of Currency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks’ category. The Company’s and the Banks’ actual capital amounts and ratios are also presented in the table.

	Actual		For capital adequacy purposes				To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of December 31, 2004:
Total Capital (to Risk Weighted Assets):
Company	$83,299	11.31%	≥	$58,907	≥	8.0%		N/A
State	57,411	10.39	≥	44,194	≥	8.0	≥	$55,243	10.0%
GNB	23,182	12.69	≥	14,620	≥	8.0	≥	18,275	10.0
Tier 1 Capital (to Risk Weighted Assets):
Company	$76,614	10.40%	≥	$29,454	≥	4.0%		N/A
State	52,639	9.53	≥	22,097	≥	4.0	≥	$33,146	6.0%
GNB	21,269	11.64	≥	7,310	≥	4.0	≥	10,965	6.0
Tier 1 Capital (to Average Assets):
Company	$76,614	7.08%	≥	$43,291	≥	4.0%		N/A
State	52,639	6.25	≥	33,713	≥	4.0	≥	$42,141	5.0%
GNB	21,269	10.70	≥	7,948	≥	4.0	≥	9,935	5.0
As of December 31, 2003:
Total Capital (to Risk Weighted Assets):
Company	$44,204	10.47%	≥	$33,791	≥	8.0%		N/A
State	44,717	10.65	≥	33,602	≥	8.0	≥	$42,003	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	$40,311	9.54%	≥	$16,895	≥	4.0%		N/A
State	40,824	9.72	≥	16,801	≥	4.0	≥	$25,202	6.0%
Tier 1 Capital (to Average Assets):
Company	$40,311	6.46%	≥	$24,969	≥	4.0%		N/A
State	40,824	6.56	≥	24,877	≥	4.0	≥	$31,096	5.0%

NOTE R—SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

	2004	2003	2002
Cash paid during the years ended December 31 for:

Interest	$12,331	$10,703	$10,595
Income taxes	2,247	1,725	1,629
Noncash operating, investing and financing activities:
Dividends payable included in other liabilities	573	302	291
Common stock issued in connection with business acquisitions	26,637	—	2,615
Real estate acquired in satisfaction of loans	1,904	273	65

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

NOTE S—FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by the Company in estimating financial instrument fair values:

Cash and cash equivalents and federal funds purchased/sold

The balance sheet carrying amount approximates fair value.

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

Deposits

The fair value of demand deposits, such as noninterest-bearing demand deposits and interest-bearing transaction accounts such as savings, NOW and money market accounts are equal to the amount payable on demand as of December 31, 2004 and 2003 (i.e. their carrying amounts).

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

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Off-balance sheet instruments

Estimated fair values for the Company’s off-balance-sheet instruments are based on fees, net of related expenses, currently charged to enter into similar agreements, considering the remaining terms of the agreements and the counterparties’ credit standing.

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31:

	2004		2003
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$40,767	$40,767	$17,268	$17,268
Available-for-sale securities	301,631	301,631	184,547	184,547
Loans held for sale	26,979	26,979	3,810	3,810
Loans, net	659,884	650,991	376,628	375,600
Financial liabilities:
Deposits:
Noninterest-bearing	$187,454	$187,454	$96,337	$96,337
Interest-bearing transaction and money market accounts	403,564	403,564	230,668	230,668
Certificates of deposit	289,057	292,672	174,131	177,528
Federal funds purchased	15,125	15,125	6,891	6,891
Borrowings	105,940	106,200	71,875	72,690
Securities sold under repurchase agreements	6,291	6,291	784	784
Junior subordinated deferrable interest debentures	17,520	20,015	12,365	14,557

NOTE T—EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share (EPS) and the weighted average number of shares of dilutive potential common stock at December 31:

	2004	2003	2002
Net earnings available to common shareholders used in basic and diluted EPS	$6,050	$5,241	$4,278

Weighted average common shares used in basic EPS (000’s)	5,264	3,984	3,826
Effect of dilutive securities:
Stock options (000’s)	178	167	172

Weighted average common and potential dilutive common shares used in diluted EPS (000’s)	5,442	4,151	3,998

Options to purchase 2,398 shares of common stock in 2004, 2003 and 2002, respectively, were not included in the computation of diluted EPS because the option exercise price did not exceed the average market price of the common stock. The computation of diluted EPS in 2002 did not include warrants to purchase 43,753 shares of common stock because the warrant exercise price did not exceed the average market price of the common stock. There were no such warrants outstanding in 2004 and 2003.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

NOTE U—COMPREHENSIVE LOSS

The Company’s other comprehensive loss consists of net unrealized gains or losses on securities.

Other comprehensive loss and its tax effects were as follows for the year ended December 31:

2004	Before tax amount	Tax effect	Net of tax amount
Unrealized losses on securities:
Holding losses arising during period	$(859)	$292	$(567)
Plus: reclassification adjustment for gains included in net earnings	114	(39)	75

Other comprehensive loss	$(745)	$253	$(492)

2003
Unrealized losses on securities:
Holding losses arising during period	$(4,096)	$1,393	$(2,703)
Plus: reclassification adjustment for gains included in net earnings	1,294	(440)	854

Other comprehensive loss	$(2,802)	$953	$(1,849)

NOTE V—SEGMENT INFORMATION

Beginning in 2004, the Company has two reportable operating segments; commercial banking and mortgage banking. State owns 100% of CHL and operates CHL as a subsidiary of State. The Company reports the financial position and the results of operations on a consolidated basis. The commercial banking and the mortgage banking segments are managed separately because each business requires distinct marketing strategies and each offers different products and services.

Summarized below is the financial information by operating segment for the year ended December 31, 2004:

	Commercial Banking	Mortgage Banking	Total
Net interest income	$26,818	$6,756	$33,574
Noninterest income	9,854	8,341	18,195

Total revenue	36,672	15,097	51,769
Provision for loan losses	1,850	—	1,850
Noninterest expense	30,793	10,268	41,061

Income before income taxes	4,029	4,829	8,858
Provision for income taxes	1,166	1,642	2,808

Net earnings	$2,863	$3,187	$6,050

Total assets, December 31, 2004	$1,053,641	$87,725	$1,141,366

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

NOTE X—PARENT-ONLY FINANCIAL STATEMENTS

Texas United Bancshares, Inc.

(Parent Only)

BALANCE SHEETS

December 31,

	2004	2003
ASSETS
Cash and cash equivalents	$1,769	$694
Core deposit premium	290	393
Goodwill	2,531	2,531
Other assets	4,608	2,849
Investment in subsidiaries	116,808	47,943

	$126,006	$54,410

LIABILITIES AND SHAREHOLDERS’ EQUITY
Dividends payable	$573	$302
Junior subordinated deferrable interest debentures	17,520	12,365
Borrowings	500	2,750
Other liabilities	2,601	1,006

Total liabilities	21,194	16,423
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock	—	—
Common stock	7,802	4,008
Additional paid-in capital	75,935	16,911
Retained earnings	21,921	17,422
Accumulated other comprehensive loss	(729)	(237)

	104,929	38,104
Less common stock in treasury—at cost	117	117

	104,812	37,987

	$126,006	$54,410

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Texas United Bancshares, Inc.

(Parent Only)

STATEMENTS OF EARNINGS

Year ended December 31,

	2004	2003	2002
Income	$—	$—	$—
Costs and expenses
Salaries and benefits	306	310	88
Interest expense	1,320	1,020	985
General and administrative	684	533	431

Total expenses	(2,310)	(1,863)	(1,504)
Other income	64	102	66

Loss before income taxes and equity in net earnings of subsidiaries	(2,246)	(1,761)	(1,438)
Current income tax benefit	696	721	530

Loss before equity in net earnings of subsidiaries	(1,550)	(1,040)	(908)
Equity in net earnings of subsidiaries	7,600	6,281	5,186

NET EARNINGS	$6,050	$5,241	$4,278

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Texas United Bancshares, Inc.

(Parent Only)

STATEMENTS OF CASH FLOWS

Year ended December 31,

	2004	2003	2002
Cash flows from operating activities:
Net earnings	$6,050	$5,241	$4,278
Adjustments to reconcile net earnings to net cash (used) provided in operating activities:
Earnings of subsidiaries	(7,600)	(6,281)	(5,186)
Noncash compensation expense	—	—	50
Amortization	103	126	66
Changes in assets and liabilities:
Increase (decrease) in other assets	(194)	96	(284)
Increase (decrease) in other liabilities	591	184	(952)

Net cash used by operating activities	(1,050)	(634)	(2,028)
Cash flows from investing activities:
Dividend from subsidiaries	—	6,000	500
Capital contribution to subsidiaries	(13,000)	(3,947)	(1,500)
Other	28	—	—
Cash paid in business combination, net of cash acquired	—	—	(648)

Net cash provided (used) by investing activities	(12,972)	2,053	(1,648)
Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of employee stock options	152	265	53
Borrowings, net of repayments	(2,250)	(2,560)	5,250
Payment of subordinated notes and debentures	—	(3,241)	(388)
Net proceeds from public offering	36,029	—	—
Sale of treasury stock	—	—	189
Cash portion of consideration paid to GNB Bancshares shareholders	(18,400)	—	—
Payment of dividends	(1,280)	(1,077)	(1,001)
Other	846	—	—
Proceeds from issuance of junior subordinated debentures, net	—	5,000	—

Net cash provided (used) by financing activities	15,097	(1,613)	4,103

Net increase (decrease) in cash and cash equivalents	1,075	(194)	427
Cash and cash equivalents at beginning of year	694	888	461

Cash and cash equivalents at end of year	$1,769	$694	$888

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands, except per share amounts)

Supplemental Statement of Cash Flow Information:

	2004	2003	2002
Cash paid during the years ended December 31 for:

Interest	$1,260	$1,101	$876
Income taxes	2,247	1,725	1,629
Noncash operating, investing and financing activities:
Dividends payable included in other liabilities	573	302	291
Common stock issued in connection with business acquisitions	26,637	—	2,615

EXHIBIT INDEX

Exhibit Number(1)	Description of Exhibit

2.1	Agreement and Plan of Reorganization between Texas United Bancshares, Inc. and The Bryan-College Station Financial Holding Company, as amended, dated November 5, 2001 (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (Registration No. 333-84644) (the “Registration Statement”))

2.2

Amended and Restated Agreement and Plan of Merger, dated as of April 29, 2004, between the Company and GNB Bancshares, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116542)).

3.1	Articles of Incorporation of Texas United, as amended (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 333-116542))

3.2	Bylaws of Texas United, as amended and restated (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (on Registration No. 333-116542))

4.1	Specimen certificate representing shares of Texas United common stock (incorporated herein by reference to Exhibit 4.1 to the Registration Statement)

10.1†	Texas United Bancshares, Inc. 1998 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement)

10.2†	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Registration Statement)

10.3†	Texas United Bancshares, Inc. Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement)

10.4†	Form of Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.4 to the Registration Statement)

10.5†	Form of Executive Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.5 to the Registration Statement)

10.6†	Texas United Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116542))

10.7†	Form of Employment Agreement between the Company and Riley C. Peveto (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (Registration No. 333-117556)

10.8†*	Texas United Bancshares, Inc. Nonqualified Deferred Compensation Plan

21.1*	Subsidiaries of Texas United

23.1*	Consent of BKD, LLP, independent registered public accounting firm of Texas United

23.2*	Consent of Grant Thornton LLP, former independent registered public accounting firm of Texas United

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit Number(1)	Description of Exhibit

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Texas United has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K, Texas United hereby agrees to furnish a copy of such agreements to the Commission upon request.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.