Form 10-Q
period 2005-03-31
TEXAS UNITED BANCSHARES INC
filed 2005-05-09
CIK 1169238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of May 6, 2005, the number of outstanding shares of Common Stock, par value $1.00 per share, was 7,805,122.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents:

Cash and due from banks	$34,334	$36,752
Federal funds sold and other temporary investments	5,235	4,015

Total cash and cash equivalents	39,569	40,767
Investment securities available-for-sale, at fair value	304,988	301,631
Loans, net	692,440	659,884
Loans held for sale	26,353	26,979
Premises and equipment, net	40,983	39,730
Accrued interest receivable	5,311	5,214
Goodwill	40,117	40,117
Core deposit intangibles	5,155	5,341
Mortgage servicing rights	4,740	4,698
Other assets	20,510	17,005

Total assets	$1,180,166	$1,141,366

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$192,727	$187,454
Interest-bearing	687,579	692,621

Total deposits	880,306	880,075
Federal funds purchased	53,825	15,125
Other liabilities	11,502	11,603
Borrowings	107,593	105,940
Securities sold under repurchase agreements	5,243	6,291
Junior subordinated deferrable interest debentures	17,520	17,520

Total liabilities	1,075,989	1,036,554

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 500,000 shares authorized, none of which are issued and outstanding	—	—
Common stock, $1.00 par value, 20,000,000 shares authorized; 7,811,217 shares issued and 7,805,122 shares outstanding as of March 31, 2005 and 7,802,467 shares issued and 7,796,372 shares outstanding as of December 31, 2004	7,811	7,802
Additional paid-in capital	75,976	75,935
Retained earnings	24,099	21,921
Accumulated other comprehensive loss	(3,592)	(729)
Less treasury stock, at cost	(117)	(117)

Total shareholders’ equity	104,177	104,812

Total liabilities and shareholders’ equity	$1,180,166	$1,141,366

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31,
	2005	2004
Interest income:
Loans	$14,105	$7,517
Investment securities:
Taxable	2,767	1,587
Tax-exempt	97	98
Federal funds sold and other temporary investments	8	4

Total interest income	16,977	9,206

Interest expense:
Deposits	3,077	1,789
Federal funds purchased	176	14
Borrowings	809	464
Securities sold under agreements to repurchase	20	9
Junior subordinated deferrable interest debentures	390	266

Total interest expense	4,472	2,542

Net interest income	12,505	6,664
Provision for loan losses	722	150

Net interest income after provision for loan losses	11,783	6,514

Noninterest income:
Service charges on deposit accounts	1,834	1,597
Mortgage servicing revenue	296	208
(Loss) gain on sale of investment securities, net	(38)	77
Net gain on sale of loans	2,144	1,531
Other noninterest income	1,615	491

Total noninterest income	5,851	3,904

Noninterest expense:
Employee compensation and benefits	7,061	4,274
Net occupancy expense	1,805	1,088
Other noninterest expense	4,573	2,788

Total noninterest expense	13,439	8,150

Earnings before provision for income taxes	4,195	2,268
Provision for income taxes	1,393	703

Net earnings	$2,802	$1,565

Earnings per common share:
Basic	$0.36	$0.39
Diluted	$0.35	$0.37
Weighted average shares outstanding:
Basic	7,798	4,010
Diluted	7,968	4,193

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2005	2004
Net earnings	$2,802	$1,565

Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on investment securities arising during the period	(2,888)	1,404
Less: reclassification adjustment for (losses) gains included in net income	(25)	51

Other comprehensive (loss) income	(2,863)	1,353

Total comprehensive (loss) income	$(61)	$2,918

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Year Ended December 31, 2004 and

Three Months Ended March 31, 2005

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Total
	Shares	Amount
Balance at January 1, 2004	4,008,192	$4,008	$16,911	$17,422	$(237)	$(117)	$37,987
Net earnings	—	—	—	6,050	—	—	6,050
Unrealized loss on securities, net of tax and reclassification adjustment	—	—	—	—	(492)	—	(492)

Other comprehensive income	—	—	—	—	—	—	5,558
Issuance of common stock related to the acquisition of Community Home Loan, Inc.	11,765	12	188	—	—	—	200
Issuance of common stock in public offering	2,300,000	2,300	33,729	—	—	—	36,029
Issuance of common stock related to the acquisition of GNB Bancshares, Inc.	1,456,819	1,457	24,980	—	—	—	26,437
Issuance of common stock upon exercise of employee stock options	25,691	25	127	—	—	—	152
Dividends ($0.28 per share)	—	—	—	(1,551)	—	—	(1,551)

Balance at December 31, 2004	7,802,467	$7,802	$75,935	$21,921	$(729)	$(117)	$104,812

Unaudited	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost	Total
	Shares	Amount
Balance at January 1, 2005	7,802,467	$7,802	$75,935	$21,921	$(729)	$(117)	$104,812
Net earnings	—	—	—	2,802	—	—	2,802
Unrealized loss on securities, net of tax and reclassification adjustment	—	—	—	—	(2,863)	—	(2,863)

Other comprehensive loss	—	—	—	—	—	—	(61)
Issuance of common stock upon exercise of employee stock options	8,750	9	41	—	—	—	50
Dividends ($0.08 per share)	—	—	—	(624)	—	—	(624)

Balance at March 31, 2005	7,811,217	$7,811	$75,976	$24,099	$(3,592)	$(117)	$104,177

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$2,802	$1,565
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	1,106	750
Provision for loan losses	722	150
Loss (gain) on sales of securities, net	38	(77)
(Gain) loss on sale of other real estate and premises and equipment	(18)	13
Gain on sale of loans	(2,144)	(1,531)
Amortization of premium, net of discounts on securities	315	303
Changes in:
Loans held for sale	(2,340)	(3,931)
Other assets	(4,601)	270
Other liabilities	(188)	(288)

Net cash used by operating activities	(4,308)	(2,776)

Cash flows from investing activities net of effects of acquisition:
Purchases of securities available-for-sale	(25,157)	(22,304)
Proceeds from sales, maturities, and principal paydowns of securities available-for-sale	18,584	27,659
Net change in loans	(32,848)	(7,485)
Proceeds from sale of other real estate, loans and premises and equipment	4,698	306
Acquisition of Community Home Loan, Inc. (net of cash acquired of $762)	—	(255)
Purchases of premises and equipment	(1,216)	(999)

Net cash used by investing activities	(35,939)	(3,078)

Cash flows from financing activities net of effects of acquisition:
Net change in:
Deposits	231	35,613
Other borrowings	1,653	(23,402)
Federal funds purchased	38,700	(6,891)
Securities sold under repurchase agreements	(1,048)	3,009
Net proceeds from issuance of common stock upon exercise of employee stock options	50	22
Dividends paid	(537)	(280)

Net cash provided by financing activities	39,049	8,071

Net (decrease) increase in cash and cash equivalents	(1,198)	2,217
Cash and cash equivalents at beginning of period	40,767	17,268

Cash and cash equivalents at end of period	$39,569	$19,485

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND STOCK BASED COMPENSATION

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Texas United Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries Texas United Nevada, Inc. (“TUNI”), State Bank (“State”), GNB Financial, n.a. (“GNB”) and Community Home Loan, Inc. (“CHL”). All material intercompany accounts and transactions have been eliminated in the consolidated report of the Company.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at March 31, 2005, the Company’s consolidated results of operations for the three months ended March 31, 2005 and 2004, consolidated cash flows for the three months ended March 31, 2005 and 2004, and consolidated changes in shareholders’ equity for the three months ended March 31, 2005 and the year ended December 31, 2004. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2004 year-end consolidated balance sheet and statement of changes in shareholders’ equity data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

These financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2004 appearing in the Company’s Annual Report on Form 10-K.

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

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Net earnings, as reported	$2,802	$1,565
Less: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	13	7

Pro forma net earnings	$2,789	$1,558

Earnings per share:
Basic – as reported	$0.36	$0.39
Basic – pro forma	0.36	0.39

Diluted – as reported	0.35	0.37
Diluted – pro forma	0.35	0.37

During the three months ended March 31, 2005, the Company granted options to acquire 10,300 shares of its common stock at an exercise price of $18.00 pursuant to the Texas United Bancshares Inc. 2004 Stock Incentive Plan. In addition, the Company granted 7,850 Stock Appreciation Rights with a value of $18.00 per share pursuant to the Texas United Bancshares, Inc. Stock Appreciation Rights Plan.

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

	For the Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)
Net earnings available to common shareholders used in basic and diluted EPS	$2,802	$1,565

Weighted-average common shares outstanding	7,798	4,010
Effect of dilutive securities:
Stock options	170	183

Weighted-average common shares and potentially dilutive common shares used in diluted EPS	7,968	4,193

Basic EPS	$0.36	$0.39
Diluted EPS	$0.35	$0.37

3. INTANGIBLE ASSETS

The gross carrying amount of intangible assets and associated accumulated amortization and impairment at March 31, 2005 is presented in the following table:

	Gross Carrying Amount	Accumulated Amortization and Impairment
	(Dollars in thousands)
Amortized intangible assets:
Mortgage servicing rights	$7,449	$2,709
Core deposit intangibles	$5,804	$649

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2005. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization for intangible assets:

	Mortgage Servicing Rights	Core Deposit Intangibles	Total
	(Dollars in thousands)
Three months ended March 31, 2005 (actual)	$254	$186	$440
Nine months ended December 31, 2005 (estimate)	740	557	1,297
Estimate for the year ended December 31,
2006	947	727	1,674
2007	947	711	1,658
2008	871	695	1,566
2009	871	680	1,551
2010	871	664	1,535

4. NEW PRONOUNCEMENTS

Variable Interest Entities

FIN No. 46 (FIN 46R), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (Revised December 2003)” establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with the VIE. Prior to the implementation of FIN 46R, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46R were effective immediately for all arrangements entered after January 31, 2003, and were otherwise effective at the beginning of the first interim or annual period ending after December 15, 2003.

The Company has identified TXUI Statutory Trust I (Trust I), TXUI Statutory Trust II (Trust II) and GNB Capital Trust I (GNB Trust) (GNB Trust was assumed with the acquisition of GNB Bancshares, Inc. in October 2004) as VIE’s. The Company adopted FIN 46R in connection with its consolidated financial statements as of and for the year ended December 31, 2003. The primary impact of this change was to report the Company’s subordinated debt to the trust on the face of the accompanying balance sheets rather than the minority interest in the trust. This change did not have a material impact on the Company’s total assets, liabilities, shareholders’ equity or results of operations.

The trust preferred securities issued by the Company’s subsidiary trusts are currently included in the Company’s Tier 1 capital for regulatory purposes. On March 1, 2005, the Federal Reserve Board adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to more strict quantitative and qualitative limits. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. The new rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill less any associated deferred tax liability. The amount of such excess trust preferred securities are includable in Tier 2 capital. Assuming these final rules were effective at March 31, 2005, the Company’s Tier 1 risk-based capital ratio, its total risk-based capital ratio and its Tier 1 leverage ratio would remain unchanged. The new quantitative limits will be fully effective March 31, 2007.

Each of the trusts issuing the trust preferred securities holds junior subordinated debentures the Company issued, or assumed, with a 30-year maturity. The final rules provide that in the last five years before the junior subordinated debentures mature, the associated trust preferred securities will be excluded from Tier 1 capital and included in Tier 2 capital. In addition, the trust preferred securities during this five-year period would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the debentures.

Accounting for Stock Based Compensation

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123). FASB Statement No. 123(R), Share Based Payment (SFAS 123(R)), supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and its related implementation guidance. SFAS 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. The impact to the Company of SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions —in this case primarily stock options. The Company currently accounts for its stock-based compensation using the intrinsic method as defined in APB 25 and, accordingly, has not recognized any expense for stock option plans in the Consolidated Financial Statements. Implementation of SFAS 123(R) is required for the Company at the beginning of its fiscal year ending December 31, 2006. The Company is currently analyzing this new pronouncement to determine the impact on its consolidated financial statements. As a result of SFAS 123(R), the Company may adopt different models than are currently utilized to calculate the expense effect associated with the Company’s stock options. Note 1 of the Condensed Consolidated Financial Statements illustrates the effect on net earnings and earnings per share if the Company had applied the fair value provisions of SFAS 123.

Mortgage Loan Interest Rate Lock Commitments

The Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) 105, “Loan Commitments Accounted for as Derivative Instruments.” SAB 105 requires that a lender should not consider the expected future cash flows related to loan servicing or include any internally developed intangible assets, such as customer-related intangible assets, in determining the fair value of loan commitments accounted for as derivatives. Companies were required to adopt SAB 105 effective no later than for commitments entered into after March 31, 2004. The requirements of SAB 105 apply to the Company’s mortgage loan interest rate lock commitments related to loans held for sale. At March 31, 2005, such commitments with a notional amount of approximately $15.3 million were outstanding. The Company’s current accounting policy is to not record the fair value of these commitments as management has deemed such amounts immaterial. The Company adopted SAB 105 at the beginning of its second quarter of 2004, and the application of this guidance did not have a significant impact on the Company’s consolidated financial statements.

5. OFF BALANCE SHEET CREDIT COMMITMENTS

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to extend credit totaled $181.4 million at March 31, 2005 and $158.5 million at December 31, 2004.

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $4.3 million at March 31, 2005 and $4.5 million at December 31, 2004. As of March 31, 2005 and December 31, 2004, no liability for the fair value of the Company’s potential obligations under these guarantees has been recorded since the amount is deemed immaterial.

6. CRITICAL ACCOUNTING POLICIES

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

Mortgage servicing rights assets are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, loan loss experience, and costs to service, as well as discount rates that consider the risk involved. The Company attempts to offset some of the mortgage servicing rights interest rate risk exposure by designating certain interest rate derivatives as fair value hedges. Because the values of mortgage servicing rights are sensitive to changes in assumptions, the valuation of such assets is considered a critical accounting estimate. Please refer to Note 3 to the Condensed Consolidated Financial Statements above for additional insight into management’s approach in estimating transfers and servicing of financial assets.

7. SEGMENT INFORMATION

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

Summarized below is the financial information by operating segment for the three-month periods ended March 31, 2005 and 2004 (dollars in thousands):

	For the Three Months Ended March 31, 2005			For the Three Months Ended March 31, 2004
	Commercial Banking	Mortgage Banking	Total	Commercial Banking	Mortgage Banking	Total
Net interest income	$10,061	$2,444	$12,505	$5,115	$1,549	$6,664
Noninterest income	4,024	1,827	5,851	2,372	1,319	3,691

Total revenue	14,085	4,271	18,356	7,487	2,868	10,355
Provision for loan losses	(722)	—	(722)	(150)	—	(150)
Noninterest expense	(10,419)	(3,020)	(13,439)	(6,130)	(1,807)	(7,937)

Income before taxes	2,944	1,251	4,195	1,207	1,061	2,268
Provision for income taxes	(968)	(425)	(1,393)	(371)	(332)	(703)

Net income	$1,976	$826	$2,802	$836	$729	$1,565

Total assets	$1,083,574	$96,592	$1,180,166	$591,700	$67,020	$658,720

8. SUBSEQUENT EVENT

On May 2, 2005, the Company entered into a definitive agreement to acquire Gateway Holding Company, Inc., Dallas, Texas. Under the terms of the merger agreement, shareholders of Gateway will receive, for each share of Gateway common stock they own, a number of shares of Texas United common stock with an aggregate market value equal to $35.48, plus $15.20 in cash. The market value of the Texas United common stock will be based on the average trading price of the Texas United common stock for the 20 consecutive trading days ending on and including the tenth trading day preceding the closing date. The Company will operate Gateway’s wholly-owned subsidiary bank, Gateway National Bank of Dallas, as a separate subsidiary. Gateway National Bank currently has six Dallas area locations – Dallas, Frisco, Frisco West, Mesquite, Balch Springs and Carrolton. As of March 31, 2005, on a consolidated basis, Gateway had total assets of $207.7 million, total loans of $136.4 million, total deposits of $179.3 million and shareholders’ equity of $12.5 million. The Company anticipates completing the acquisition during the fourth quarter of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-looking Statements

Statements and financial discussion and analysis contained in the Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information about possible or assumed future results of the Company’s operations or performance. The use of any of the words “believe,” “expect”, “anticipate”, “estimate”, “continue”, “intend”, “may”, “will”, “should”, or similar expressions, identifies these forward-looking statements. Many possible factors or events could affect the future financial results and performance of the Company and could cause those financial results or performance to differ materially from those expressed in the forward-looking statement. These possible events or factors include, without limitation:

•	deposit attrition, operating costs, customer loss and business disruption are greater than the Company expects;

•	competitive factors including product and pricing pressures among financial services organizations may increase;

•	the Company may have difficulty integrating the business of any future acquisitions;

•	changes in the interest rate environment adversely affect the level and composition of deposits, loans, the value of loan collateral, investment securities and interest rate protection agreements;

•	changes in market rates and prices adversely impact securities, loans, deposits, mortgage servicing rights and other financial instruments;

•	general business and economic conditions in the markets the Company serves change or are less favorable than it expected;

•	legislative or regulatory changes adversely affect the Company’s business;

•	personal or commercial bankruptcies increase;

•	changes in accounting principles, policies or guidelines;

•	changes occur in the securities markets; and

•	technology-related changes are harder to make or more expensive than the Company anticipated.

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

Recent Developments. On May 2, 2005, the Company entered into a definitive agreement to acquire Gateway Holding Company, Inc., Dallas, Texas. Under the terms of the merger agreement, shareholders of Gateway will receive, for each share of Gateway common stock they own, a number of shares of Texas United common stock with an aggregate market value equal to $35.48, plus $15.20 in cash. The market value of the Texas United common stock will be based on the average trading price of the Texas United common stock for the 20 consecutive trading days ending on and including the tenth trading day preceding the closing date. The Company will operate Gateway’s wholly-owned subsidiary bank, Gateway National Bank of Dallas, as a separate subsidiary. Gateway National Bank currently has six Dallas area locations – Dallas, Frisco, Frisco West, Mesquite, Balch Springs and Carrolton. As of March 31, 2005, on a consolidated basis, Gateway had total assets of $207.7 million, total loans of $136.4 million, total deposits of $179.3 million and shareholders’ equity of $12.5 million. The Company anticipates completing the acquisition during the fourth quarter of 2005.

General. Texas United Bancshares, Inc. (the “Company”) is the bank holding company for State Bank, a commercial bank headquartered in La Grange, Texas, and GNB Financial, n.a. (“GNB Financial”), a commercial bank headquartered in Gainesville, Texas. State Bank has twenty full service banking locations serving twelve counties within central and south central Texas and GNB Financial has seven full service banking centers located in Cooke, Denton and Ellis counties surrounding the Dallas-Ft. Worth metroplex. In addition, State Bank has nineteen loan production offices located in Houston, San Antonio and Austin through the Bank and its wholly owned subsidiary, Community Home Loan, Inc. (“CHL”). Texas United provides a wide array of financial services to small and medium-sized businesses, including commercial loans, commercial mortgage loans, individuals, including mortgage loans, and consumer loans.

Net earnings for the three months ended March 31, 2005 was $2.8 million, an increase of 79.0% compared with net earnings of $1.6 million for the same period in 2004. The increase in net earnings was primarily due to internal growth, the acquisition of GNB Bancshares, Inc. (“GNB Bancshares”) in October 2004, the acquisition of the Central Bank branches in July 2004 and the acquisition of CHL in February 2004 and non-interest income, partially offset by increased non-interest expense. Basic and diluted EPS for the three months ended March 31, 2005 were $0.36 and $0.35 compared with $0.39 and $0.37 for the same period in 2004.

At March 31, 2005, total assets were $1.2 billion compared with $1.1 billion at December 31, 2004. The $38.8 million or 3.4% increase in total assets from December 31, 2004 was attributable to the increase in net loans. At March 31, 2005, net loans, including loans held for sale, were $718.8 million compared with $686.9 million at

December 31, 2004. Total deposits at March 31, 2005 were $880.3 million compared with $880.1 million at December 31, 2004. Shareholders’ equity at March 31, 2005 was $104.2 million compared with $104.8 million at December 31, 2004. The $635,000 or 0.6% decrease is attributable to an unrealized loss position on the fair market value on available-for-sale securities included in accumulated other comprehensive loss, partially offset by earnings retention.

The Company’s annualized return on average assets was 0.97% for the three months ended March 31, 2005 and 2004, respectively. The annualized return on average shareholders’ equity was 10.66% for the three months ended March 31, 2005, down from 15.99% for the same period in 2004. The decrease was primarily attributed to the issuance of common stock in connection with the public offering in August 2004 and the acquisition of GNB Bancshares in October 2004.

Net Interest Income. For the three months ended March 31, 2005, net interest income, before the provision for loan losses, increased by 87.7% to $12.5 million compared with $6.7 million for the same period in 2004. The increase was primarily due to the increased volumes in loans and investment securities acquired in connection with acquisitions in 2004 and an improved net interest margin. For the three months ended March 31, 2005 and 2004, the net interest margin and spread increased by 42 basis points to 5.05% from 4.63% and by 33 basis points to 4.71% from 4.38%, respectively.

Interest income for the three months ended March 31, 2005 was $17.0 million compared to $9.2 million for the same period in 2004. As compared with the three months ended March 31, 2004, the average total loan volume for the three months ended March 31, 2005 increased by $307.9 million or 78.6% to $699.8 million, and the average yield on average total loan volume increased 45 basis points to 8.17%. As compared with the three months ended March 31, 2004, the average total investment volume for the three months ended March 31, 2005 increased by $118.0 million or 63.6% to $695.9 million, and the average yield on average investments increased by 17 basis points to 3.83%. For the three months ended March 31, 2005, as compared with the same period in 2004, the yield on total average earning assets increased by 45 basis points to 6.85%. The increases are primarily attributed to the GNB Bancshares and Central Bank branch acquisitions in 2004 coupled with the increase in interest rates.

Interest expense for the three months ended March 31, 2005 was $4.5 million, an increase of $1.9 million or 75.9% compared with $2.5 million for the same period in 2004. As compared to the three months ended March 31, 2004, average interest bearing deposit volumes increased by $274.6 million or 65.2% to $695.5 million while the average rates paid on interest bearing deposits increased by 8 basis points to 1.79%. The increase in volume was primarily attributed to the deposits acquired in connection with the GNB Bancshares and Central Bank branch acquisitions.

The following table sets forth, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities and the net interest margin on average total interest-earning assets for the same periods. All average balances are daily average balances and nonaccruing loans have been included in the table as loans carrying a zero yield.

	For the three months ended March 31,
	2005			2004
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$699,763	$14,105	8.17%	$391,820	$7,517	7.72%
Taxable securities	294,674	2,767	3.81	176,593	1,587	3.61
Tax-exempt securities	8,709	97	4.52	8,815	98	4.47
Federal funds sold and other temporary investments	1,405	8	2.31	1,502	4	1.07

Total interest earning assets	1,004,551	16,977	6.85	578,730	9,206	6.40

Less allowance for loan losses	6,845			3,894

Total interest-earning assets, net of allowance for loan losses	997,706			574,836
Noninterest-earning assets	160,166			75,774

Total assets	$1,157,872			$650,610

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$239,929	$772	1.30%	$151,712	$441	1.17%
Savings and money market accounts	159,844	474	1.20	87,184	237	1.09
Time deposits	296,132	1,831	2.51	182,444	1,111	2.45
Federal funds purchased	21,600	176	3.30	5,195	14	1.08
Securities sold under agreement to repurchase	5,486	20	1.48	1,925	9	1.88
Junior subordinated deferrable interest debentures	17,520	390	9.03	12,365	266	8.65
Other borrowings	105,086	809	3.12	65,861	464	2.83

Total interest-bearing liabilities	845,597	4,472	2.14	506,686	2,542	2.02

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	188,212			95,980
Other liabilities	18,873			7,099

Total liabilities	1,052,682			609,765
Shareholders’ equity	105,190			40,845

Total liabilities and shareholders’ equity	$1,157,872			$650,610

Net interest income		$12,505			$6,664

Net interest spread			4.71%			4.38%
Net interest margin			5.05%			4.63%

(1)	Annualized

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to changes in outstanding balances and changes in interest rates for the three month period ended March 31, 2005 compared with the same period ended March 31, 2004. For purposes of these tables, changes attributable to both rate and volume have been allocated proportionately to the change due to volume and rate.

	Three months ended March 31,
	2005 vs. 2004
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$5,908	$680	$6,588
Investment securities	1,060	119	1,179
Federal funds sold and other temporary investments	—	4	4

Total increase in interest income	6,968	803	7,771
Interest-bearing liabilities:
Interest-bearing demand deposits	256	75	331
Savings and money market accounts	198	39	237
Time deposits	692	28	720
Federal funds purchased	44	118	162
Junior subordinated deferrable interest debentures	111	13	124
Securities sold under agreements to repurchase	—	11	11
Other borrowings	260	85	345

Total increase in interest expense	1,561	369	1,930

Increase in net interest income	$5,407	$434	$5,841

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level deemed adequate by management. For the three months ended March 31, 2005 compared with the same period in 2004, the provision increased by $572,000 or 381.3% to $722,000. The increase in provisions for loan losses is primarily due to net charge-offs of $476,000 for the three months ended March 31, 2005 compared to a net recovery of $50,000 for the same period in 2004 and an increase in loans. Total loans increased $318.9 million, or 78.4%, to $725.7 million at March 31, 2005 compared with $406.8 million at March 31, 2004.

The allowance for loan losses at March 31, 2005 was $6.9 million, compared with $6.7 million at December 31, 2004. At March 31, 2005 and December 31, 2004, the ratio of the allowance for loan losses to total loans was 0.96%.

Non-interest Income. Non-interest income for the three months ended March 31, 2005 and 2004 was $5.9 million and $3.9 million, respectively, an increase of $1.9 million or 49.9%. The increase is primarily attributed to an increase in service charges on deposit accounts as a result of accounts acquired in the GNB Bancshares and Central Bank branch acquisitions, an increase in the net gains on the sale of mortgage and SBA loans and an increase in commissions on the sale of investment products.

The following table presents, for the periods indicated, the major categories of non-interest income:

	For the three months ended March 31,
	2005	2004
	(Dollars in thousands)
Service charges on deposit accounts	$1,834	$1,597
Mortgage servicing revenue	296	208
(Loss) gain on sale of investment securities, net	(38)	77
Net gain on sale of loans	2,144	1,531
Other non-interest income	1,615	491

Total non-interest income	$5,851	$3,904

Non-interest Expense. For the three months ended March 31, 2005, non-interest expense increased by $5.3 million or 64.9% to $13.4 million compared with the same period in 2004. The increase in non-interest expense was primarily due to additional employee compensation and benefits and other operating expenses related to the GNB Bancshares, Central Bank branches and the CHL acquisitions and increased occupancy costs.

The following table presents, for the periods indicated, the major categories in non-interest expense:

	For the three months ended March 31,
	2005	2004
	(Dollars in thousands)
Employee compensation and benefits	$7,061	$4,274
Non-staff expenses:
Net occupancy expense	1,805	583
Depreciation and amortization	1,106	750
Data processing	211	312
Legal and professional fees	528	357
Advertising	220	83
Printing and supplies	214	116
Mortgage servicing expense	254	213
Telecommunications	264	134
Other non-interest expense	1,776	1,328

Total non-staff expenses	6,378	3,876

Total non-interest expense	$13,439	$8,150

Employee compensation and benefits expense represents 52.5% of total non-interest expense for the three months ended March 31, 2005. Employee compensation and benefits expense for the three months ended March 31, 2005 and 2004 was $7.1 million and $4.3 million, respectively, an increase of $2.8 million or 65.2%. The increase for the three month period ended March 31, 2005 was primarily due to costs associated with the additional staff hired to meet loan growth and additional staff acquired with the GNB Bancshares, Central Bank branches and CHL acquisitions. Total full-time equivalent (FTE) employees at March 31, 2005 and 2004 were 557 and 369, respectively.

For the three months ended March 31, 2005, non-staff expenses increased by $2.5 million or 64.6% compared with the same period in 2004. The increased non-staff expense was primarily attributed to higher occupancy expense, depreciation and amortization, legal and professional fees and the 2004 acquisitions.

Financial Condition

Loan Portfolio. Total loans, including loans held for sale, increased by $32.2 million or 4.6%, from $693.5 million at December 31, 2004 to $725.7 million at March 31, 2005. The increase is primarily attributed to an increase in commercial real estate loans and 1-4 family residential loans. Commercial real estate loans were $233.8 million at March 31, 2005, an increase of $9.8 million or 4.4%, compared with $224.0 million at December 31, 2004. 1-4 family residential loans were $207.2 million at March 31, 2005, an increase of $14.4 million or 7.5%, compared with $192.8 million at December 31, 2004.

The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	March 31, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$142,465	19.6%	$136,197	19.6%
Real estate:
1-4 family residential	207,214	28.6	192,791	27.8
Commercial mortgages	233,835	32.2	223,987	32.3
Held for sale	26,353	3.6	26,979	3.9
Other	47,095	6.5	44,494	6.4
Consumer and other, net	68,762	9.5	69,100	10.0

Total loans	$725,724	100.0%	$693,548	100.0%

Allowance for loan losses	(6,931)		(6,685)

Net loans	$718,793		$686,863

Nonperforming Assets. Nonperforming assets were $3.8 million at March 31, 2005 and $3.9 million at December 31, 2004. The Company generally places a loan on nonaccrual status and ceases to accrue interest when loan payment performance is deemed unsatisfactory. Loans where the interest payments jeopardize the collection of principal are placed on nonaccrual status, unless the loan is both well-secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual is recorded as a reduction of principal as long as doubt exists as to collection.

The following table presents information regarding nonperforming assets at the dates indicated:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Nonaccrual loans	$1,696	$1,725
Accruing loans 90 days or more past due	1,512	1,286
Other real estate	641	906

Total nonperforming assets	$3,849	$3,917

Nonperforming assets to total assets	0.33%	0.34%
Nonperforming assets to total loans and other real estate	0.53%	0.56%

Allowance for Loan Losses. The Company has several systems in place to assist in maintaining the overall quality of its loan portfolio. The Company has established underwriting guidelines to be followed by its loan officers. The Company also monitors its delinquency levels for any negative or adverse trends and particularly monitors credits that have a total exposure of $75,000 or more.

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The Company utilizes a model to determine the specific and general portions of the allowance for loan losses. Through the loan review process, management assigns one of four loan grades to each loan, according to payment history, collateral values and financial condition of the borrower. The loan grades aid management in monitoring the overall quality of its loan portfolio. Specific reserves are allocated for loans assigned to a grade of “watch” or below, meaning that management has determined that deterioration in a loan has occurred. The percentage of the specific allocation for each loan is based on the risk elements attributable to that particular loan. In addition, a general allocation is made for all loans in an amount determined based on general economic conditions, historical loan loss experience, loan growth within a category, amount of past due loans and peer averages. Management maintains the allowance based on the amounts determined using the procedures set forth above.

For the three months ended March 31, 2005, net charge-offs were $476,000 or 0.06% of average loans outstanding. Net charge-offs were $964,000 or 0.19% of average loans outstanding for the year ended December 31, 2004. At March 31, 2005 and December 31, 2004, the allowance for loan losses aggregated $6.9 million and $6.7 million, respectively, or 0.96% of total loans for both periods. At March 31, 2005, the allowance for loan losses as a percentage of nonperforming loans was 216.05% compared with 222.02% at December 31, 2004.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

	Three Months Ended March 31, 2005	Year Ended December 31, 2004
	(Dollars in thousands)
Average total loans outstanding	$699,763	$493,490

Total loans outstanding at end of period	$725,724	$693,548

Allowance for loan losses at beginning of period	$6,685	$3,893
Provision for loan losses	722	1,850
Balance acquired from GNB Bancshares	—	1,906
Charge-offs:
Commercial and industrial	(341)	(167)
Real estate	(5)	(167)
Consumer	(338)	(1,266)
Other	—	(106)

Total charge-offs	(684)	(1,706)

Recoveries:
Commercial and industrial	95	222
Real estate	4	45
Consumer	109	450
Other	—	25

Total recoveries	208	742

Net charge-offs	(476)	(964)

Allowance for loan losses at end of period	$6,931	$6,685

Ratio of allowance to end of period total loans	0.96%	0.96%
Ratio of net charge-offs to average total loans	0.06%	0.19%
Ratio of allowance for loan losses to end of period nonperforming loans	216.05%	222.02%

Securities. At March 31, 2005, the securities portfolio totaled $305.0 million, reflecting an increase of $3.4 million or 1.1% from $301.6 million at December 31, 2004. During the three months ended March 31, 2005, the Company purchased $25.2 million in investment securities. Additionally, the Company sold $3.5 million of securities in an effort to reposition the portfolio for current economic conditions and to provide funding for loan growth. The Company also received $15.1 million in maturities and principal paydowns on investment securities.

Deposits. At March 31, 2005, total deposits were $880.3 million, an increase of $231,000 from $880.1 million at December 31, 2004. The increase is primarily due to internal growth. Non-interest-bearing deposits at March 31, 2005 increased by $5.3 million or 2.8% to $192.7 million from $187.5 million at December 31, 2004. Interest-bearing deposits at March 31, 2005 decreased by $5.0 million or 0.7% to $687.6 million from $692.6 million at December 31, 2004. The Company’s ratios of non-interest-bearing demand deposits to total deposits as of March 31, 2005 and December 31, 2004 were 21.9% and 21.3%, respectively.

Borrowings. The Company utilizes borrowings to supplement deposits to fund its lending and investing activities. Borrowings consist of short-term and long-term advances from the Federal Home Loan Bank (“FHLB”) and advances on a revolving credit line with a correspondent bank. Federal funds purchased increased $38.7 million to $53.8 million at March 31, 2005 from $15.1 million at December 31, 2004. The increase was used to fund loan growth. FHLB borrowings increased $1.7 million to $107.6 million at March 31, 2005 from $105.9 million at December 31, 2004. The maturity dates for the FHLB borrowings range from the years 2005 to 2024 and have interest rates ranging from 2.75% to 6.56%.

At March 31, 2005, the Company had nothing advanced on its $10.0 million revolving credit line with a correspondent bank. The line of credit bears interest at Federal funds rate plus 2.25% and expires in April 2006.

At March 31, 2004, the Company’s had $17.5 million outstanding in junior subordinated deferrable interest debentures as follows:

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

Liquidity. Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. The Company’s liquidity needs are primarily met by growth in core deposits. Core deposits exclude time deposits over $100,000. These ‘jumbo” deposits are characteristically more sensitive to changes in interest rates and, thus, are not considered a part of core funding. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not rely on these external funding sources. The Company maintains investments in liquid assets based upon management’s assessment of cash needs, expected deposit flows, objectives of its asset/liability management program, availability of federal funds or FHLB advances, and other available liquid assets. Several options are available to increase liquidity, including sale of investment securities, increasing deposit marketing activities, and borrowing from the FHLB or correspondent banks. The cash and federal funds sold position, supplemented by amortizing investments along with payments and maturities within the loan portfolio, have historically created an adequate liquidity position.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. At March 31, 2005, the Company had cash and cash equivalents of $39.6 million, down $1.2 million or 2.9%, from $40.8 million at December 31, 2004. The decrease is mainly attributed to growth in the investment and loan portfolios, partially offset by the increases in federal funds purchased and borrowings.

The Company views time deposits as a stable means of supporting loan growth. The Company believes, based on its historical experience, that its large time deposits have core-type characteristics. The Company anticipates that this source of funding will continue to sustain a portion of the Company’s asset growth in the future.

Capital Resources. Shareholders’ equity decreased from $104.8 million at December 31, 2004 to $104.2 million at March 31, 2005, a decrease of $635,000 or 0.6%. The decrease was primarily due to $2.9 million in unrealized securities losses and dividends declared of $624,000, partially offset by net earnings of $2.8 million.

The following table provides a comparison of the Company’s, State Bank’s and GNB Financial’s leverage and risk-weighted capital ratios as of March 31, 2005 to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes		To be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at March 31, 2005
Texas United
Leverage ratio	4.00	% (1)	N/A	7.10%
Tier 1 risk-based capital ratio	4.00		N/A	9.96
Risk-based capital ratio	8.00		N/A	10.83
State Bank
Leverage ratio	4.00	% (2)	5.00%	6.30%
Tier 1 risk-based capital ratio	4.00		6.00	9.16
Risk-based capital ratio	8.00		10.00	10.00
GNB Financial
Leverage ratio	4.00	% (3)	5.00%	9.99%
Tier 1 risk-based capital ratio	4.00		6.00	11.70
Risk-based capital ratio	8.00		10.00	12.72

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The Federal Deposit Insurance Corporation may require State Bank to maintain a leverage ratio above the required minimum.
(3)	The Office of the Comptroller of the Currency may require GNB Financial to maintain a leverage ratio above the required minimum.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes since December 31, 2004. For more information regarding quantitative and qualitative disclosures about market risk, please refer to the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2004, and in particular, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Market Risk.”

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 are effective.

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

(b) Not applicable

(c) Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit Number	Identification of Exhibit
2.1	Agreement and Plan of Reorganization, dated as of May 2, 2005, by and between Texas United Bancshares, Inc. and Gateway Holding Company, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 2, 2005)

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-124055))

3.2	Bylaws of the Company, as amended and restated (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (Registration No. 333-116542))

4.1	Specimen certificate representing shares of Texas United common stock (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (Registration No. 333-84644))

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2005	By:	/s/ L. Don Stricklin
L. Don Stricklin
President and Chief Executive Officer
(principal executive officer)

Date: May 9, 2005	By:	/s/ Thomas N. Adams
Thomas N. Adams
Executive Vice President and
Chief Financial Officer
(principal financial officer/
principal accounting officer)