Form 10-Q
period 2005-06-30
TEXAS UNITED BANCSHARES INC
filed 2005-08-12
CIK 1169238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of July 31, 2005, the number of outstanding shares of Common Stock, par value $1.00 per share was 7,805,372.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$36,927	$36,752
Federal funds sold and other temporary investments	4,085	4,015

Total cash and cash equivalents	41,012	40,767
Investment securities available-for-sale, at fair value	291,631	301,631
Investment securities held-to-maturity, at cost	12,825	—
Loans, net	769,922	659,884
Loans held for sale	9,370	26,979
Premises and equipment, net	42,288	39,730
Accrued interest receivable	6,114	5,214
Goodwill	40,117	40,117
Core deposit intangibles	4,969	5,341
Mortgage servicing rights	4,738	4,698
Other assets	19,017	17,005

Total assets	$1,242,003	$1,141,366

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$212,516	$187,454
Interest-bearing	689,840	692,621

Total deposits	902,356	880,075

Federal funds purchased	31,921	15,125
Other liabilities	11,865	11,603
Borrowings	164,529	105,940
Securities sold under repurchase agreements	6,367	6,291
Junior subordinated deferrable interest debentures	17,520	17,520

Total liabilities	1,134,558	1,036,554

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value, 500,000 shares authorized, none of which are issued and outstanding	—	—
Common stock, $1.00 par value, 20,000,000 authorized; 7,811,467 shares issued and 7,805,372 outstanding as of June 30, 2005 and 7,802,467 shares issued and 7,796,372 outstanding as of December 31, 2004	7,811	7,802
Additional paid-in capital	75,978	75,935
Retained earnings	26,087	21,921
Accumulated other comprehensive loss	(2,314)	(729)
Less treasury stock, at cost	(117)	(117)

Total shareholders’ equity	107,445	104,812

Total liabilities and shareholders’ equity	$1,242,003	$1,141,366

See accompanying notes to condensed consolidated financial statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Loans	$16,189	$7,991	$30,294	$15,508
Investment securities:
Taxable	2,810	1,825	5,577	3,412
Tax-exempt	97	97	194	195
Federal funds sold and other temporary investments	31	3	39	7

Total interest income	19,127	9,916	36,104	19,122

Interest expense:
Deposits	3,350	2,035	6,427	3,824
Federal funds purchased	331	48	507	62
Borrowings	738	419	1,547	892
Securities sold under agreements to repurchase	26	—	46	—
Junior subordinated deferrable interest debentures	391	266	781	532

Total interest expense	4,836	2,768	9,308	5,310

Net interest income	14,291	7,148	26,796	13,812
Provision for loan losses	1,041	300	1,763	450

Net interest income after provision for loan losses	13,250	6,848	25,033	13,362

Noninterest income:
Service charges on deposit accounts	1,978	2,228	3,812	3,825
Mortgage servicing revenue	263	290	559	498
(Loss) gain on sale of investment securities, net	(84)	71	(122)	148
Net gain on sale of loans	1,036	1,238	3,180	3,142
Other noninterest income	704	840	2,319	958

Total noninterest income	3,897	4,667	9,748	8,571

Noninterest expense:
Employee compensation and benefits	8,180	5,722	15,241	9,996
Occupancy	1,970	1,117	3,775	2,205
Other noninterest expense	3,047	2,357	7,620	5,145

Total noninterest expense	13,197	9,196	26,636	17,346

Earnings before provision for income taxes	3,950	2,319	8,145	4,587
Provision for income taxes	1,338	824	2,731	1,527

Net earnings	$2,612	$1,495	$5,414	$3,060

Earnings per common share:
Basic	$0.33	$0.37	$0.69	$0.76
Diluted	$0.33	$0.36	$0.68	$0.73
Weighted average shares outstanding:
Basic	7,805	4,020	7,802	4,015
Diluted	7,964	4,200	7,966	4,197

See accompanying notes to condensed consolidated financial statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings	$2,612	$1,495	$5,414	$3,060

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities arising during the period	1,223	(4,486)	(1,666)	(3,083)
Reclassification adjustment for (losses) gains included in net earnings	(55)	48	(81)	98

Other comprehensive income (loss)	1,278	(4,534)	(1,585)	(3,181)

Total comprehensive income (loss)	$3,890	$(3,039)	$3,829	$(121)

See accompanying notes to condensed consolidated financial statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Year Ended December 31, 2004 and

Six Months Ended June 30, 2005

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	at Cost	Total
Balance at January 1, 2004	4,008,192	$4,008	$16,911	$17,422	$(237)	$(117)	$37,987
Net earnings	—	—	—	6,050	—	—	6,050
Unrealized loss on securities, net of tax and reclassification adjustment	—	—	—	—	(492)	—	(492)

Other comprehensive income	—	—	—	—	—	—	5,558
Issuance of common stock related to the acquisition of Community Home Loan, Inc.	11,765	12	188	—	—	—	200
Issuance of common stock in public offering	2,300,000	2,300	33,729	—	—	—	36,029
Issuance of common stock related to the acquisition of GNB Bancshares, Inc.	1,456,819	1,457	24,980	—	—	—	26,437
Issuance of common stock upon exercise of employee stock options	25,691	25	127	—	—	—	152
Dividends ($0.28 per share)	—	—	—	(1,551)	—	—	(1,551)

Balance at December 31, 2004	7,802,467	$7,802	$75,935	$21,921	$(729)	$(117)	$104,812

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	at Cost	Total
Balance at January 1, 2005	7,802,467	$7,802	$75,935	$21,921	$(729)	$(117)	$104,812
Net earnings	—	—	—	5,414	—	—	5,414
Unrealized loss on securities, net of tax and reclassification adjustment	—	—	—	—	(1,585)	—	(1,585)

Other comprehensive income	—	—	—	—	—	—	3,829
Issuance of common stock upon exercise of employee stock options	9,000	9	43	—	—	—	52
Dividends ($0.16 per share)	—	—	—	(1,248)	—	—	(1,248)

Balance at June 30, 2005	7,811,467	$7,811	$75,978	$26,087	$(2,314)	$(117)	$107,445

See accompanying notes to condensed consolidated financial statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities net of effects of acquisition:
Net earnings	$5,414	$3,060
Adjustments to reconcile net earnings to net cash provided (used) by operating activities net of effects of acquisitions:
Depreciation and amortization	2,410	1,511
Reversal of mortgage servicing rights impairment	—	(263)
Provision for loan losses	1,763	450
Loss (gain) on sales of securities, net	122	(148)
Gain on sale of other real estate and premises and equipment	(544)	(523)
Gain on sales of loans	(3,180)	(3,142)
Amortization of premium, net of discounts on securities	636	667
Changes in:
Loans held for sale	17,609	(2,833)
Other assets	(3,533)	(2,391)
Other liabilities	177	(1,485)

Net cash provided (used) by operating activities	20,874	(5,097)

Cash flows from investing activities net of effects of acquisition:
Purchases of securities, available-for-sale	(27,934)	(103,019)
Purchases of securities, held-to-maturity	(12,826)	—
Proceeds from sales, maturities, and principal paydowns of securities available-for-sale	35,592	42,426
Net change in loans	(111,801)	(38,332)
Proceeds from sale of other real estate, loans, premises and equipment	3,724	3,452
Acquisition of Community Home Loan, Inc. (net of cash acquired of $762)	—	(300)
Purchases of premises and equipment	(4,015)	(3,120)

Net cash used by investing activities	(117,260)	(98,893)

Cash flows from financing activities net of effects of acquisition:
Net change in:
Deposits	22,281	66,304
Other borrowings	58,589	6,091
Federal funds purchased	16,796	26,146
Securities sold under repurchase agreements	76	7,173
Net proceeds from issuance of common stock upon exercise of employee stock options	52	67
Dividends paid	(1,163)	(558)

Net cash provided by financing activities	96,631	105,223

Net increase in cash and cash equivalents	245	1,233
Cash and cash equivalents at beginning of period	40,767	17,268

Cash and cash equivalents at end of period	$41,012	$18,501

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND STOCK BASED COMPENSATION

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Texas United Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries Texas United Nevada, Inc. (“TUNI”), State Bank (“State”), GNB Financial, n.a. (“GNB”) and Community Home Loan, Inc. (“CHL”). All material intercompany accounts and transactions have been eliminated in the consolidated financial statements of the Company.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at June 30, 2005, the Company’s consolidated results of operations for the three and six months ended June 30, 2005 and 2004, respectively, consolidated cash flows for the six months ended June 30, 2005 and 2004, and consolidated changes in shareholders’ equity for the six months ended June 30, 2005, and the year ended December 31, 2004. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2004 year-end consolidated balance sheet and statement of changes in shareholders’ equity data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Statement of Financial Accounting Standards (SFAS) No. 123, (SFAS 123) “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requires pro forma disclosures of net earnings and earnings per share for companies not adopting the fair value accounting method for stock-based employee compensation.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The pro forma disclosures below use the fair value method of SFAS 123 to measure compensation expense for stock-based compensation plans.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Net earnings, as reported	$2,612	$1,495	$5,414	$3,060
Less: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	25	3	38	10

Pro forma net earnings	$2,587	$1,492	$5,376	$3,050

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Earnings per share:
Basic - as reported	$0.33	$0.37	$0.69	$0.76
Basic - pro forma	0.33	0.37	0.69	0.76

Diluted - as reported	$0.33	$0.36	$0.68	$0.73
Diluted - pro forma	0.32	0.36	0.67	0.73

During the six months ended June 30, 2005, the Company granted options to acquire 41,300 shares of its common stock at an exercise price ranging from $17.19 to $18.00 per share pursuant to the Texas United Bancshares, Inc. 2004 Stock Incentive Plan. In addition, the Company granted 8,100 Stock Appreciation Rights with a value of $18.00 per share pursuant to the Texas United Bancshares, Inc. Stock Appreciation Rights Plan.

2. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net earnings available to common shareholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are computed using the treasury stock method. Potentially dilutive shares include stock options granted.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net earnings available to common shareholders used in basic and diluted EPS	$2,612	$1,495	$5,414	$3,060

Weighted-average common shares used in basic EPS	7,805	4,020	7,802	4,015
Effect of dilutive securities:
Stock options	159	180	164	182

Weighted-average common shares and potentially dilutive common shares used in diluted EPS	7,964	4,200	7,966	4,197

Basic EPS	$0.33	$0.37	$0.69	$0.76
Diluted EPS	$0.33	$0.36	$0.68	$0.73

The amounts shown above do not give effect to the additional shares that the Company will issue related to the pending acquisition of Gateway Holding Company, Inc., as more fully described in Note 7.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INTANGIBLE ASSETS

The gross carrying amount of intangible assets and associated amortization at June 30, 2005 is presented in the following table:

	Gross Carrying Amount	Accumulated Amortization and Impairment
	(In thousands)
Amortized intangible assets:
Mortgage servicing rights	$7,712	$2,974
Core deposit intangibles	$5,804	$835

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2005. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization for intangible assets:

	Mortgage Servicing Rights	Core Deposit Intangibles	Total
	(In thousands)
Six months ended June 30, 2005 (actual)	$519	$372	$891
Six months ended December 31, 2005 (estimate)	546	371	917

Estimate for the year ended December 31,
2006	$991	$727	$1,718
2007	991	711	1,702
2008	915	695	1,610
2009	915	680	1,595
2010	915	664	1,579

4. NEW ACCOUNTING PRONOUNCEMENTS

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

The Company has identified TXUI Statutory Trust I (Trust I), TXUI Statutory Trust II (Trust II) and GNB Capital Trust I (GNB Trust) (GNB Trust was assumed in connection with the acquisition of GNB Bancshares, Inc. in October 2004) as VIE’s. The Company adopted FIN 46R in connection with its consolidated financial statements as of and for the year ended December 31, 2003. The primary impact of this change was to report the Company’s subordinated debt to the trust on the face of the accompanying balance sheets rather than the minority interest in the trust. This change did not have a material impact on the Company’s total assets, liabilities, shareholders’ equity or results of operations.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The trust preferred securities issued by the Company’s subsidiary trusts are currently included in the Company’s Tier 1 capital for regulatory purposes. On March 1, 2005, the Federal Reserve Board adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to more strict quantitative and qualitative limits. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. The new rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill less any associated deferred tax liability. The amount of such excess trust preferred securities are includable in Tier 2 capital. Assuming these final rules were effective at June 30, 2005, the Company’s Tier 1 risk-based capital ratio, its total risk-based capital ratio and its Tier 1 leverage ratio would remain unchanged. The new quantitative limits will be fully effective March 31, 2007.

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

Accounting for Stock Based Compensation

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123). FASB Statement No. 123(R), Share Based Payment (SFAS 123(R)), supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and its related implementation guidance. SFAS 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. The impact to the Company of SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions —in this case primarily stock options. The Company currently accounts for its stock-based compensation using the intrinsic method as defined in APB 25 and, accordingly, has not recognized any expense for stock option plans in the consolidated financial statements. Implementation of SFAS 123(R) is required for the Company beginning in the interim period ending March 31, 2006. The Company is currently analyzing this new pronouncement to determine the impact on its consolidated financial statements. As a result of SFAS 123(R), the Company may adopt different models than are currently utilized to calculate the expense effect associated with the Company’s stock options. Note 1 of the condensed consolidated financial statements illustrates the effect on net earnings and earnings per share if the Company had applied the fair value provisions of SFAS 123.

Mortgage Loan Interest Rate Lock Commitments

The Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) 105, “Loan Commitments Accounted for as Derivative Instruments.” SAB 105 requires that a lender should not consider the expected future cash flows related to loan servicing or include any internally developed intangible assets, such as customer-related intangible assets, in determining the fair value of loan commitments accounted for as derivatives. Companies were required to adopt SAB 105 effective no later than for commitments entered into after March 31, 2004. The requirements of SAB 105 apply to the Company’s mortgage loan interest rate lock commitments related to loans held for sale. At June 30, 2005, such commitments with a notional amount of approximately $33.6 million were outstanding. The Company’s current accounting policy is to not record the fair value of these commitments as management has deemed such amounts immaterial. The Company adopted SAB 105 at the beginning of its second quarter of 2004, and the application of this guidance did not have a significant impact on the Company’s consolidated financial statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. OFF BALANCE SHEET CREDIT COMMITMENTS

In the normal course of business, the Company enters into various financial instruments, which, in accordance with accounting principles generally accepted in the United States of America, are not included in its consolidated balance sheet. These transactions are referred to as “off balance-sheet commitments.” The Company enters into these financial instruments to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheet. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to extend credit totaled $198.9 million at June 30, 2005 and $158.5 million at December 31, 2004.

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $4.5 million at June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005 and December 31, 2004, no liability for the fair value of the Company’s potential obligations under these guarantees has been recorded since the amount is deemed immaterial.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. SEGMENT INFORMATION

The Company has two reportable operating segments; commercial banking and mortgage banking. The Company reports the financial position and the results of operations on a consolidated basis. The commercial banking and the mortgage banking segments are managed separately because each business requires different marketing strategies and each offers different products and services.

Summarized below is the financial information by operating segment for the three and six-month periods ended June 30, 2005:

	For the Three Months Ended June 30, 2005			For the Six Months Ended June 30, 2005
	Commercial Banking	Mortgage Banking	Consolidated	Commercial Banking	Mortgage Banking	Consolidated
	(In thousands)
Net interest income	$10,509	$3,782	$14,291	$20,570	$6,226	$26,796
Noninterest income	1,813	2,084	3,897	5,837	3,911	9,748

Revenue	12,322	5,866	18,188	26,407	10,137	36,544

Provision for loan losses	(1,041)	—	(1,041)	(1,763)	—	(1,763)

Noninterest expense	(9,235)	(3,962)	(13,197)	(19,654)	(6,982)	(26,636)

Earnings before income tax	2,046	1,904	3,950	4,990	3,155	8,145

Provision for income taxes	(691)	(647)	(1,338)	(1,658)	(1,073)	(2,731)

Net earnings	$1,355	$1,257	$2,612	$3,332	$2,082	$5,414

Total assets as of June 30, 2005	$1,114,398	$127,605	$1,242,003	$1,114,398	$127,605	$1,242,003

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. PENDING ACQUISITION

On May 2, 2005, the Company entered into a definitive agreement to acquire Gateway Holding Company, Inc., Dallas, Texas. Under the terms of the merger agreement, shareholders of Gateway will receive, for each share of Gateway common stock they own, a number of shares of Texas United common stock with an aggregate market value equal to $35.48, plus $15.20 in cash. The market value of the Texas United common stock will be based on the average closing sales price of the Texas United common stock for the 20 consecutive trading days ending on and including the tenth trading day immediately preceding the closing date of the merger. Following the merger, the Company intends to operate Gateway’s wholly-owned subsidiary bank, Gateway National Bank, as a separate subsidiary. Gateway National Bank currently has six Dallas area locations – Dallas, Frisco, Frisco West, Mesquite, Balch Springs and Carrolton. As of June 30, 2005, on a consolidated basis, Gateway had total assets of $221.4 million, total loans of $138.4 million, total deposits of $193.2 million and shareholders’ equity of $12.5 million. The Company anticipates completing the acquisition, subject to shareholder and regulatory approval, during the fourth quarter of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-looking Statements

Statements and financial discussion and analysis contained in the Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information about possible or assumed future results of the Company’s operations or performance. When we use any of the words “believe,” “expect”, “anticipate”, “estimate”, “continue”, “intend”, “may”, “will”, “should”, or similar expressions, identifies these forward-looking statements. Many possible factors or events could affect the future financial results and performance of the Company and could cause those financial results or performance to differ materially from those expressed in the forward-looking statement. These possible events or factors include, without limitation:

•	deposit attrition, operating costs, customer loss and business disruption are greater than the Company expects;

•	competitive factors including product and pricing pressures among financial services organizations may increase;

•	changes in the interest rate environment reduce our interest margins;

•	changes in market rates and prices may adversely impact securities, loans, deposits, mortgage servicing rights, and other financial instruments;

•	general business and economic conditions in the markets the Company serves change or are less favorable than it expected;

•	legislative or regulatory changes adversely affect the Company’s business;

•	personal or commercial bankruptcies increase;

•	the Company’s ability to expand and grow our business and operations, including the establishment of additional branches and acquisition of additional banks or branches of banks may be more difficult or costly than it expected;

•	any future acquisitions may be more difficult to integrate than expected and the Company may be unable to realize any cost savings and revenue enhancements it may have projected in connection with such acquisitions;

•	changes in accounting principles, policies or guidelines;

•	changes occur in the securities markets; and

•	technology-related changes are harder to make or more expensive than the Company anticipated.

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

Recent Developments. On May 2, 2005, the Company entered into a definitive agreement to acquire Gateway Holding Company, Inc., Dallas, Texas. Under the terms of the merger agreement, shareholders of Gateway will receive, for each share of Gateway common stock they own, a number of shares of Texas United common stock with an aggregate market value equal to $35.48, plus $15.20 in cash. The market value of the Texas United common stock will be based on the average closing sales price of the Texas United common stock for the 20 consecutive trading days ending on and including the tenth trading day immediately preceding the closing date of the merger. Following the merger, the Company intends to operate Gateway’s wholly-owned subsidiary bank, Gateway National Bank, as a separate subsidiary. Gateway National Bank currently has six Dallas area locations – Dallas, Frisco, Frisco West, Mesquite, Balch Springs and Carrolton. As of June 30, 2005, on a consolidated basis, Gateway had total assets of $221.4 million, total loans of $138.4 million, total deposits of $193.2 million and shareholders’ equity of $12.5 million. The Company anticipates completing the acquisition, subject to shareholder and regulatory approval, during the fourth quarter of 2005.

General. The Company is the bank holding company for State Bank, a commercial bank headquartered in La Grange, Texas, and GNB Financial, n.a., a commercial bank headquartered in Gainesville, Texas. State Bank has twenty full service banking locations serving twelve counties within central and south central Texas and GNB Financial has seven full service banking centers located in Cooke, Denton and Ellis counties surrounding the Dallas-Ft. Worth metroplex. In addition, State Bank has four loan production offices and thirteen limited services branches located in Houston, San Antonio and Austin, Texas. In May 2005, the thirteen loan production offices of CHL became limited service branches of State. These limited service branches have the capability to make lending decisions, in addition to obtaining loan applications. The Company provides a wide array of financial services to small and medium-sized businesses, including commercial loans and commercial mortgage loans, and loans to individuals, including 1-4 family residential mortgage loans and consumer loans.

Net earnings for the three months ended June 30, 2005 were $2.6 million, an increase of 74.7% compared with $1.5 million for the same period in 2004. The increase in net earnings was primarily due to higher volumes and interest rates on earning assets as a result of the 2004 acquisitions and internal growth. Net earnings for the six months ended June 30, 2005 were $5.4 million, an increase of 76.9% compared with $3.1 million for the same period in 2004. Basic and diluted earnings per share (EPS) for the three months ended June 30, 2005 were $0.33 and $0.33, respectively, compared with $0.37 and $0.36, respectively, for the same period in 2004. Basic and diluted EPS for the six months ended June 30, 2005 were $0.69 and $0.68, respectively, compared with $0.76 and $0.73, respectively, for the same period in 2004.

Total assets at June 30, 2005 were $1.2 billion compared with $1.1 billion at December 31, 2004. The $100.6 million or 8.8% increase in total assets over December 31, 2004 was primarily attributable to the increase in total loans. At June 30, 2005, total loans, including loans held for sale, were $786.7 million compared with $693.5 million at December 31, 2004. Total deposits at June 30, 2005 were $902.4 million compared to $880.1 million at December 31, 2004. The $22.3 million or 2.5% increase in deposits over December 31, 2004 was attributed to internal growth. Shareholders’ equity at June 30, 2005 was $107.4 million compared to $104.8 million at December 31, 2004. The $2.6 million or 2.5% increase in shareholders’ equity was primarily attributed to earnings retention of $5.4 million, partially offset by the deterioration in the fair market value on available-for-sale securities included in accumulated other comprehensive loss of $1.6 million, and dividends paid to shareholders of $1.2 million.

The Company’s return on average assets for the six months ended June 30, 2005 was 0.92%, up from 0.90% for the same period in 2004. The Company’s return on average shareholders’ equity for the six months ended June 30, 2005 was 10.3%, down from 15.8% for the same period in 2004.

Critical Accounting Policies. The Company’s accounting policies are integral to understanding the results reported. The Company believes that of its significant accounting policies, the allowance for loan losses and mortgage servicing rights assets may involve a higher degree of judgment and complexity.

        The allowance for loan losses is a valuation allowance for probable losses incurred on loans. Loans are charged to the allowance when the loss actually occurs or when a determination is made that a probable loss has occurred on a specific loan. Recoveries are credited to the allowance at the time of recovery. Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is adequate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined to be adequate to absorb losses. Management’s judgment as to the level of probable losses on existing loans involves the consideration of current economic conditions and their estimated effects on specific borrowers; an evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond the Company’s control. Please refer to the subsequent discussion of “Allowance for Loan Losses” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional insight into management’s approach and methodology in estimating the allowance for loan losses.

Mortgage servicing rights assets are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, loan loss experience, and costs to service, as well as discount rates that consider the risk involved. The Company attempts to offset some of the mortgage servicing rights interest rate risk exposure by designating certain interest rate derivatives as fair value hedges. Because the values of mortgage servicing rights are sensitive to changes in assumptions, the valuation of these assets are considered a critical accounting estimate. Please refer to Note 3 to the condensed consolidated financial statements above and discussion of “Noninterest Income” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional insight into management’s approach in estimating transfers and servicing of financial assets.

Net Interest Income. For the three months ended June 30, 2005, net interest income, before the provision for loan losses, increased 99.9% to $14.3 million from $7.1 million for the same period in 2004. The increase was primarily due to increased volumes in loans and investment securities acquired in connection with the acquisitions in 2004 and internal growth resulting in an improved net interest margin. For the three months ended June 30, 2005 and 2004, the net interest margin increased 93 basis points to 5.39% from 4.46% and the net interest spread increased 82 basis points to 5.04% from 4.22%, respectively.

For the six months ended June 30, 2005, net interest income, before the provision for loan losses, increased 94.0% to $26.8 million compared with $13.8 million for the same period in 2004. For the six months ended June 30, 2005 and 2004, the net interest margins and spreads increased 66 basis points to 5.23% from 4.57% and 53 basis points to 4.87% from 4.34%, respectively. The higher net interest margin was attributed to the higher rate loans acquired in the 2004 acquisitions, with a 71 basis point increase in earning-asset interest rates coupled with increased earning-asset volumes that were partially offset by interest-bearing liabilities volumes and an 18 basis point increase in the cost of funds.

A portion of the improvement in the net interest margin for the three and six month periods ended June 30, 2005 was the result of the operations of CHL being restructured into the mortgage division of State as of April 30, 2005. Prior to this restructuring, gains on the sale of loans originated by CHL were recorded as noninterest income. As a result of the restructuring, these amounts for the second quarter of 2005 were recorded as loan fee income, which is a component of loan interest income, and will continue to be recorded in this manner going forward. The impact of this change was approximately $864,000, which resulted in a 32 basis point increase in the net interest margin for the three months ended June 30, 2005 and a 17 basis point increase in the net interest margin for the six months ended June 30, 2005.

Interest Income. Interest income for the three months ended June 30, 2005 was $19.1 million compared with $9.9 million for the same period in 2004. As compared to the three months ended June 30, 2004, the average total loan volumes for the three months ended June 30, 2005 increased $330.1 million or 77.7%, while the average yields on average total loan volumes increased 103 basis points to 8.60%. Average total investment volumes for the three months ended June 30, 2005 increased $84.9 million or 38.8% compared with the same period in 2004, while the average yields on average investments increased 34 basis points. For the three months ended June 30, 2005, compared to the same period in 2004, the yield on average earning assets increased 104 basis points to 7.22%.

Interest income for the six months ended June 30, 2005 was $36.1 million compared with $19.1 million for the same period in 2004. As compared to the six months ended June 30, 2004, average total loan volumes for the six months ended June 30, 2005 increased $319.2 million or 78.2%, while the average yields on average total loans increased 76 basis points to 8.40%. As compared with the six months ended June 30, 2004, average total investment volumes for the six months ended June 30, 2004 increased $105.9 million or 53.5%, while the average yields on average investments increased 13 basis points. For the six months ended June 30, 2005 compared to the same period in 2004, the yield on average earning assets increased 71 basis points to 7.04%.

Interest Expense. Interest expense for the three months ended June 30, 2005 increased $2.1 million or 74.7% to $4.8 million, compared with $2.8 million for the same period in 2004. The increase was primarily attributed to the deposits obtained with the 2004 acquisitions and internal growth. As compared to the three month period ended June 30, 2004, average interest-bearing deposit volumes increased $238.5 million or 52.4% while the average interest rates paid on interest-bearing deposits increased 16 basis points to 1.96%.

Interest expense for the six months ended June 30, 2005 increased $4.0 million or 75.3% to $9.3 million compared with $5.3 million for the same period in 2004. The increase was primarily attributed to the deposits obtained with the 2004 acquisitions and internal growth. As compared to the six months ended June 30, 2004, average interest-bearing deposit volumes increased $255.6 million or 58.2% while the average interest rates paid on interest-bearing deposits increased 12 basis points to 1.87%.

The following tables set forth for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The tables also set forth the average interest rate earned on total interest-earning assets, the average interest rate paid on total interest-bearing liabilities and the net interest margins and spreads on average total interest-earning assets for the same periods. All average balance are daily average balances and nonaccruing loans have been included in the tables as loans carrying a zero yield.

	For the Three Months Ended June 30,
	2005			2004
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$754,879	$16,189	8.60%	$424,805	$7,991	7.57%
Taxable securities	291,541	2,810	3.87	210,413	1,825	3.49
Tax-exempt securities	12,488	97	3.12	8,674	97	4.50
Federal funds sold and other temporary investments	4,313	31	2.88	1,322	3	0.91

Total interest earning assets	1,063,221	19,127	7.22	645,214	9,916	6.18

Less allowance for loan losses	7,014			3,989

Total interest-earning assets, net of allowance for loan losses	1,056,207			641,225
Noninterest-earning assets	155,838			74,943

Total assets	$1,212,045			$716,168

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$218,768	$715	1.31%	$161,756	$503	1.25%
Savings and money market accounts	157,162	504	1.29	94,253	249	1.06
Time deposits	317,519	2,131	2.69	198,938	1,283	2.59
Federal funds purchased	37,038	331	3.58	18,167	48	1.06
Securities sold under agreement to repurchase	6,256	26	1.67	—	—	—
Junior subordinated deferrable interest debentures	17,520	391	8.95	12,365	266	8.65
Other borrowings	134,168	738	2.21	81,972	419	2.06

Total interest-bearing liabilities	888,431	4,836	2.18	567,451	2,768	1.96

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	202,440			106,507
Other liabilities	15,109			4,250

Total liabilities	1,105,980			678,208
Shareholders’ equity	106,065			37,960

Total liabilities and shareholders’ equity	$1,212,045			$716,168

Net interest income		$14,291			$7,148

Net interest spread			5.04%			4.22%
Net interest margin			5.39%			4.46%

(1)	Annualized

	For the Six Months Ended June 30,
	2005			2004
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$727,491	$30,294	8.40%	$408,329	$15,508	7.64%
Taxable securities	293,104	5,577	3.84	189,099	3,412	3.63
Tax-exempt securities	10,599	194	3.69	8,744	195	4.48
Federal funds sold and other temporary investments	2,848	39	2.76	1,410	7	1.00

Total interest earning assets	1,034,042	36,104	7.04	607,582	19,122	6.33
Less allowance for loan losses	6,921			3,964

Total interest-earning assets, net of allowance for loan losses	1,027,121			603,618
Noninterest-earning assets	157,838			78,640

Total assets	$1,184,959			$682,258

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$229,304	$1,488	1.31%	$155,818	$952	1.23%
Savings and money market accounts	158,494	977	1.24	92,588	487	1.06
Time deposits	306,858	3,962	2.60	190,680	2,385	2.52
Federal funds purchased	27,521	507	3.71	11,075	62	1.13
Securities sold under agreement to repurchase	5,874	46	1.58	—	—	—
Junior subordinated deferrable interest debentures	17,520	781	8.99	12,365	532	8.65
Other borrowings	119,722	1,547	2.61	75,023	892	2.39

Total interest-bearing liabilities	865,293	9,308	2.17	537,549	5,310	1.99

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	195,364			101,321
Other liabilities	18,467			4,491

Total liabilities	1,079,124			643,361
Shareholders’ equity	105,835			38,897

Total liabilities and shareholders’ equity	$1,184,959			$682,258

Net interest income		$26,796			$13,812

Net interest spread			4.87%			4.34%
Net interest margin			5.23%			4.57%

(1)	Annualized

The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) attributable to changes in outstanding balances and changes in interest rates for the three and six month periods ended June 30, 2005 compared with the same periods in 2004. For purposes of these tables, changes attributable to both volume and rate have been allocated proportionately to the change due to volume and rate.

	Three Months Ended June 30,
	2005 vs. 2004
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$6,209	$1,989	$8,198
Securities	747	238	985
Federal funds sold and other temporary investments	7	21	28

Total increase in interest income	6,963	2,248	9,211
Interest-bearing liabilities:
Interest-bearing demand deposits	177	35	212
Savings and money market accounts	166	89	255
Time deposits	765	83	848
Federal funds purchased	50	233	283
Junior subordinated deferrable interest debentures	111	14	125
Securities sold under agreements to repurchase	26	—	26
Other borrowings	267	52	319

Total increase in interest expense	1,562	506	2,068

Increase in net interest income	$5,401	$1,742	$7,143

	Six Months Ended June 30,
	2005 vs. 2004
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$12,122	$2,664	$14,786
Securities	1,917	247	2,164
Federal funds sold and other temporary investments	7	25	32

Total increase in interest income	14,046	2,936	16,982
Interest-bearing liabilities:
Interest-bearing demand deposits	449	87	536
Savings and money market accounts	347	143	490
Time deposits	1,453	124	1,577
Federal funds purchased	91	354	445
Junior subordinated deferrable interest debentures	222	27	249
Securities sold under agreements to repurchase	46	—	46
Other borrowings	531	124	655

Total increase in interest expense	3,139	859	3,998

Increase in net interest income	$10,907	$2,077	$12,984

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. For the three and six month periods ended June 30, 2005 compared to June 30, 2004, the provision for loan losses increased by $741,000 or 247.0% to $1.0 million, and increased by $1.3 million or 291.8% to $1.8 million, respectively. The increase in provisions for loan losses for both periods was primarily due to net charge-offs of $1.1 million for the six months ended June 30, 2005 compared with net charge-offs of $221,000 for the same period in 2004, coupled with an increase in total loans. Total loans at June 30, 2005 were $786.7 million, an increase of $351.5 million or 80.8%, compared with $435.1 million at June 30, 2004.

The allowance for loan losses at June 30, 2005 was $7.4 million compared with $6.7 million at December 31, 2004. At June 30, 2005, the ratio of the allowance for loan losses to total loans was 0.94% compared with 0.96% at December 31, 2004.

Noninterest Income. Noninterest income for the three months ended June 30, 2005 and 2004 was $3.9 million and $4.7 million, respectively, a decrease of $770,000 or 16.5%. The decrease in noninterest income was primarily the result of lower service charges on deposit accounts, lower net gains on sales of loans and a net loss on sales of securities.

For the six months ended June 30, 2005 and 2004, noninterest income was $9.7 million and $8.6 million, respectively, an increase of $1.2 million or 13.7%. The increase in noninterest income for the six months ended June 30, 2005, compared to the same period in 2004, was primarily due to commissions received on increased sales of investment service products and net gains on sales of SBA loans, both of which are categorized in other noninterest income.

As a result of the operations of CHL being restructured into the mortgage division of State as of April 30, 2005, gains on the sale of loans originated by CHL previously included in noninterest income were recorded as loan fee income, and will continue to be recorded in this manner going forward. For the second quarter of 2005, the impact of this change was approximately $864,000.

The following table presents, for the periods indicated, the categories of noninterest income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Service charges on deposit accounts	$1,978	$2,228	$3,812	$3,825
Mortgage servicing revenue	263	290	559	498
Net (loss) gain on sale of securities	(84)	71	(122)	148
Net gain on sale of loans	1,036	1,238	3,180	3,142
Other noninterest income	704	840	2,319	958

Total noninterest income	$3,897	$4,667	$9,748	$8,571

Noninterest Expense. For the three months ended June 30, 2005, noninterest expense increased by $4.0 million or 43.5% to $13.2 million, compared with the same period in 2004. For the six months ended June 30, 2005, noninterest expense increased $9.3 million or 53.6% to $26.6 million, compared with the same period in 2004. The increase in noninterest expense during both periods was mainly due to additional employee compensation and benefits and other operating expenses related to the GNB Bancshares, Central Bank branches and CHL acquisitions and increased occupancy and depreciation and amortization costs. The Company reversed $263,000 of its remaining mortgage servicing rights impairment during the second quarter of 2004, which is reflected as a reduction in mortgage servicing expense.

The following table presents, for the periods indicated, the major categories in noninterest expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Employee compensation and benefits	$8,180	$5,722	$15,241	$9,996
Non-staff expenses:
Occupancy	513	604	2,318	1,187
Depreciation and amortization	723	539	1,829	1,070
Data processing	329	204	540	516
Legal and professional fees	586	262	1,114	591
Advertising	356	103	576	189
Printing and supplies	245	135	459	251
Telecommunications	301	93	555	221
Mortgage servicing expense	307	(38)	571	178
Other noninterest expense	1,657	1,572	3,433	3,147

Total non-staff expenses	5,017	3,474	11,395	7,350

Total noninterest expense	$13,197	$9,196	$26,636	$17,346

Employee compensation and benefits expense represents 62.0% and 57.2% of total noninterest expense for the three and six month periods ended June 30, 2005, respectively. Employee compensation and benefits expense for the three months ended June 30, 2005 and 2004 was $8.2 million and $5.7 million, respectively, an increase of $2.5 million or 43.0%. For the six months ended June 30, 2005 and 2004, employee compensation and benefits expenses were $15.2 million and $10.0 million, respectively, reflecting an increase of $5.2 million or 52.5%. The increases for both periods resulted primarily from the costs associated with the additional staff to meet loan growth and additional staff acquired with the GNB Bancshares, Central Bank branches and the CHL acquisitions. Total full-time equivalent (FTE) employees at June 30, 2005 and 2004 were 595 and 377, respectively.

For the three months ended June 30, 2005, non-staff expenses increased $1.5 million or 44.4% compared with the same period in 2004. For the six months ended June 30, 2005, non-staff expenses increased $4.0 million or 55.0% compared with the same period in 2004. The increased non-staff expense was primarily attributed to higher occupancy expense, depreciation and amortization, and legal and professional fees associated with the 2004 acquisitions.

Financial Condition

Loan Portfolio. Total loans, including loans held for sale, increased $93.1 million or 13.4%, from $693.5 million at December 31, 2004 to $786.7 million at June 30, 2005. The increase was primarily due to the $23.2 million increase in commercial and industrial loans, the $45.7 million increase in 1-4 family residential loans, the $26.4 million increase in commercial mortgages, partially offset by a $17.6 million decrease in loans held for sale. The increases are attributed to the addition of four commercial lenders with established portfolios and increased mortgage loan activity. At June 30, 2005 and December 31, 2004, the ratio of total loans to total deposits was 87.2% and 78.8%, respectively. For the same periods, total loans represented 63.3% and 60.8% of total assets, respectively.

The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	June 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$159,351	20.3%	$136,197	19.6%
Real estate mortgage
1-4 family residential	238,537	30.3	192,791	27.8
Commercial mortgages	250,357	31.8	223,987	32.3
Held for sale	9,370	1.2	26,979	3.9
Other	59,506	7.6	44,494	6.4
Consumer and other, net	69,554	8.8	69,100	10.0

Total loans	$786,675	100.0%	$693,548	100.0%

Less: Allowance for loan losses	7,383		6,685

Net loans	$779,292		$686,863

Nonperforming Assets. Nonperforming assets at June 30, 2005 and December 31, 2004 were $5.7 million and $3.9 million, respectively. The Company generally places a loan on nonaccrual status and ceases to accrue interest when loan payment performance is deemed unsatisfactory. Loans where the interest payments jeopardize the collection of principal are placed on nonaccrual status, unless the loan is both well-secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection.

The following table presents information regarding nonperforming assets at the dates indicated:

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Nonaccrual loans	$2,272	$1,725
Accruing loans 90 days or more past due	2,493	1,286
Other real estate	896	906

Total nonperforming assets	$5,661	$3,917

Nonperforming assets to total assets	0.46%	0.34%
Nonperforming assets to total loans and other real estate	0.72%	0.56%

Allowance for Loan Losses. The Company has several systems in place to assist it in maintaining the overall quality of its loan portfolio. The Company has established underwriting guidelines to be followed at each of its banking centers. The Company also monitors its delinquency levels for any negative or adverse trends and particularly monitors credits that have a total exposure of $75,000 or more. There can be no assurance, however, that the Company’s loan portfolio will not become subject to increasing pressure from deteriorating borrower credit due to general economic conditions.

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

For the six months ended June 30, 2005, net charge-offs were $1.1 million or 0.15% of average loans outstanding compared with $964,000 or 0.19% of average loans for the year ended December 31, 2004. The allowance for loan losses at June 30, 2005 and December 31, 2004, aggregated $7.4 million and $6.7 million, or 0.94% and 0.96% of total loans, respectively. The allowance for loan losses at June 30, 2005 as a percentage of nonperforming loans was 154.94% compared with 222.02% at December 31, 2004.

The following table presents an analysis of the allowance for loan losses and other related data:

	Six Months Ended June 30, 2005	Year Ended December 31, 2004
	(Dollars in thousands)
Average total loans outstanding	$727,491	$493,490

Total loans outstanding at end of period	$786,675	$693,548

Allowance for loan losses at beginning of period	6,685	3,893
Balance acquired from GNB Bancshares	—	1,850
Provision for loan losses	1,763	1,906
Charge-offs:
Commercial and industrial	(716)	(167)
Real estate	(153)	(167)
Consumer	(672)	(1,266)
Other	—	(106)

Total charge-offs	(1,541)	(1,706)

Recoveries:
Commercial and industrial	189	222
Real estate	110	45
Consumer	177	450
Other	—	25

Total recoveries	476	742

Net charge-offs	(1,065)	(964)

Allowance for loan losses at end of period	$7,383	$6,685

Ratio of allowance to end of period total loans	0.94%	0.96%
Ratio of net charge-offs to average total loans	0.15%	0.19%
Ratio of allowance to end of period nonperforming loans	154.94%	222.02%

Securities. At June 30, 2005, the securities portfolio totaled $304.5 million, reflecting an increase of $2.8 million or 0.94% from $301.6 million at December 31, 2004. During the six months ended June 30, 2005, the Company purchased $40.8 million in investment securities. Additionally, the Company sold $8.5 million of securities in an effort to reposition the portfolio for current economic conditions and to provide funding for loan growth. The Company also received $27.1 million in maturities and pay downs on investment securities.

Deposits. At June 30, 2005, total deposits were $902.4 million, an increase of $22.3 million or 2.5% from $880.1 million at December 31, 2004. Noninterest-bearing deposits at June 30, 2005 increased by $25.1 million or 13.4% to $212.5 million from $187.5 million at December 31, 2004. Interest-bearing deposits at June 30, 2005 decreased by $2.8 million or 0.4% to $689.8 million from $692.6 million at December 31, 2004. The Company’s ratios of noninterest-bearing demand deposits to total deposits for June 30, 2005 and December 31, 2004 were 23.6% and 21.3%, respectively.

Borrowings. The Company utilizes borrowings to supplement deposits in funding its lending and investing activities. Borrowings consist of short-term and long-term advances from the Federal Home Loan Bank (FHLB) and advances on a revolving credit line with a correspondent bank. Federal funds purchased increased $16.8 million to $31.9 million at June 30, 2005 from $15.1 million at December 31, 2004. Borrowings increased $58.6 million to $164.5 million at June 30, 2005 from $105.9 million at December 31, 2004. The maturity dates for the FHLB borrowings range from the years 2005 to 2024 and have interest rates from 2.75% to 5.91%.

At June 30, 2005, the Company had $3.5 million borrowed on its $20.0 million revolving credit line with a correspondent bank. The funds were used for a capital injection into State and general corporate operating expenses. The line of credit bears interest at Federal Funds rate plus 2.25% and expires in July 2006.

At June 30, 2005, the Company had $17.5 million in outstanding junior subordinated deferrable interest debentures issued to its subsidiary trusts as follows:

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

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. At June 30, 2005, the Company has cash and cash equivalents of $41.0 million, up from $40.8 million at December 31, 2004. The increase is mainly attributed to the increase in borrowings partially offset by the increase in loans.

The Company views time deposits as a stable means of supporting loan growth. The Company believes, based on its historical experience, that its large time deposits have core-type characteristics. The Company anticipates that this source of funding will continue to sustain a portion of the Company’s asset growth in the future.

Capital Resources. Shareholders’ equity was $107.4 million at June 30, 2005 and $104.8 million at December 31, 2004, respectively. The increase was primarily due to net earnings for the period of $5.4 million, partially offset by a $1.6 million deterioration in unrealized securities losses and by dividends paid of $1.2 million.

The following table provides a comparison of the Company’s, State’s and GNB Financial’s leverage and risk-weighted capital ratios as of June 30, 2005 to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at June 30, 2005
Texas United
Leverage ratio	4.00	%(1)	N/A	6.97%
Tier 1 risk-based capital ratio	4.00		N/A	9.61
Risk-based capital ratio	8.00		N/A	10.48
State Bank
Leverage ratio	4.00	%(2)	5.00%	6.45%
Tier 1 risk-based capital ratio	4.00		6.00	9.27
Risk-based capital ratio	8.00		10.00	10.12
GNB Financial
Leverage ratio	4.00	%(3)	5.00%	10.01%
Tier 1 risk-based capital ratio	4.00		6.00	11.72
Risk-based capital ratio	8.00		10.00	12.67

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require State to maintain a leverage ratio above the required minimum.
(3)	The OCC may require GNB Financial to maintain a leverage ratio above the required minimum.

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

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 26, 2005. At the meeting, the shareholders of the Company considered and acted upon the following proposals:

1. Jimmy Jack Biffle was elected as Class II director to serve on the Company’s Board of Directors until the Company’s 2006 Annual Meeting of Shareholders and until his successor is duly elected and qualified. A total of 6,329,901 shares were voted in favor of Mr. Biffle and 110,123 shares were withheld from voting.

2. Bruce Frenzel was elected as Class I director to serve on the Company’s Board of Directors until the Company’s 2008 Annual Meeting of Shareholders and until his successor is duly elected and qualified. A total of 6,271,212 shares were voted in favor of Mr. Frenzel and 168,812 shares were withheld from voting.

3. Hank Novak was elected as Class I director to serve on the Company’s Board of Directors until the Company’s 2008 Annual Meeting of Shareholders and until his successor is duly elected and qualified. A total of 6,333,282 shares were voted in favor of Mr. Novak and 106,742 shares were withheld from voting.

4. Riley Peveto was elected as a Class I director to serve on the Company’s Board of Directors until the Company’s 2008 Annual Meeting of Shareholders and until his successor is duly elected and qualified. A total of 6,326,703 shares were voted in favor of Mr. Peveto and 113,321 shares were withheld from voting.

5. The appointment of BKD, LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2005 was ratified. A total of 6,400,596 shares voted in favor of the appointment, 3,822 voted against and 35,606 shares abstained from voting on the proposal.

The following Class II and Class III directors continued in office after the Company’s Annual Meeting of Shareholders: Michael Kulhanek, Lee D. Mueller, Jr., Michael Steinhauser, L. Don Stricklin and Ervan Zouzalik.

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

Date: August 12, 2005	By:	/s/ L. Don Stricklin
L. Don Stricklin
President and Chief Executive Officer
(principal executive officer)

Date: August 12, 2005	By:	/s/ Jeffrey A. Wilkinson
Jeffrey A. Wilkinson
Executive Vice President and
Chief Financial Officer
(principal financial officer/
principal accounting officer)