Form 10-K/A
period 2004-12-31
TEXAS UNITED BANCSHARES INC
filed 2005-10-11
CIK 1169238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Texas United Bancshares, Inc. (the “Company”) for the year ended December 31, 2004 (the “Original Form 10-K”) is to restate the Company’s consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three year period ended December 31, 2004 and to revise related disclosures in the Original Form 10-K. This restatement is described in detail in Note B to the accompanying audited consolidated financial statements.

The Company restated its audited consolidated financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 to correct the classification of mortgage loan origination fees on loans held for sale originated by State Bank, a subsidiary of the Company. The restatement decreased total interest income by $888,000, $2.1 million and $813,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and increased total noninterest income by these same amounts for the same periods. The correction had no impact on net earnings or earnings per share.

The restatement resulted from a review and assessment by the Company of the classification and recording of mortgage loan origination fees on loans held for sale. Historically, State Bank recorded mortgage loan origination fees as interest income for all mortgage loans originated. For the periods presented since the Company’s acquisition of Community Home Loan (“CHL”) in February 2004, CHL recorded mortgage loan origination fees as noninterest income for all mortgage loans originated. The Company has since determined that mortgage loan origination fees on all mortgage loans originated by State Bank and CHL with the intent to sell should be recorded as a component of gains on sale of loans (in noninterest income) when the loans are sold and has restated its audited consolidated financial statements to reflect this change.

As a result of the restatement, the Company has determined it to be necessary to amend the Original Form 10-K to reflect mortgage loan origination fees on loans held for sale originated by State Bank as a component of gains on sale of loans (in noninterest income) when the loans are sold rather than interest income. This Amendment No. 1 amends and restates in its entirety Part II, Items 6, 7, 8, 9A and Part III, Item 15 of the Original Form 10-K. This Amendment No. 1 continues to reflect circumstances as of the date of the filing of the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K, or modify or update those disclosures in any way, except as required to reflect the effects of the restatement as described in Note B to the accompanying audited consolidated financial statements.

TEXAS UNITED BANCSHARES, INC.

2004 ANNUAL REPORT ON FORM 10-K/A

PART II

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

	As of and for the Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Income Statement Data:	Restated – See Note B

Interest income	$45,449	$34,650	$31,593	$29,472	$25,247
Interest expense	12,763	10,478	10,373	13,064	11,482

Net interest income	32,686	24,172	21,220	16,408	13,765
Provision for loan losses	1,850	2,900	1,900	925	293

Net interest income after provision for loan losses	30,836	21,272	19,320	15,483	13,472
Noninterest income	19,083	15,855	12,484	8,287	5,416
Noninterest expense	41,061	29,992	25,888	19,761	15,450

Earnings before taxes	8,858	7,135	5,916	4,009	3,438
Provision for income taxes	2,808	1,894	1,638	785	401

Net earnings	$6,050	$5,241	$4,278	$3,224	$3,037

Common Share Data(1):
Basic earnings per share	$1.15	$1.31	$1.12	$0.86	$0.83
Diluted earnings per share	1.11	1.26	1.07	0.83	0.79
Book value per share	13.44	9.49	8.94	7.35	6.62
Tangible book value per share(2)	7.61	7.13	6.43	5.50	4.66
Cash dividends declared per share	0.28	0.28	0.28	0.24	0.21
Dividend payout ratio	25.6%	21.4%	25.0%	27.9%	25.3%

Weighted average shares outstanding (basic) (in thousands)	5,264	3,984	3,826	3,742	3,652
Weighted average shares outstanding (diluted) (in thousands)	5,442	4,151	3,998	3,894	3,813
Shares outstanding at end of period (in thousands)	7,796	4,002	3,960	3,724	3,717

Balance Sheet Data (at period end):
Total assets	$1,141,366	$637,684	$587,272	$453,839	$379,772
Securities	301,631	184,547	132,140	109,877	75,831
Loans (including loans held for sale)	693,548	384,331	386,315	274,945	239,641
Allowance for loan losses	6,685	3,893	3,296	1,754	1,590
Total deposits	880,075	501,136	452,919	375,688	336,308
Borrowings and notes payable	105,940	71,875	62,945	39,232	9,127
Total shareholders’ equity	104,812	37,987	35,418	27,372	24,604

	As of and for the Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Selected Financial Ratios and Other Data:	Restated – See Note B
Performance Ratios and Other Data:
Return on average assets	0.74%	0.86%	0.86%	0.79%	0.90%
Return on average equity	9.97	14.12	13.53	12.07	14.18
Net interest margin	4.44	4.44	4.86	4.62	4.66
Efficiency ratio(3)	79.49	77.33	80.28	81.14	80.36

Asset Quality Ratios(4):
Nonperforming assets to total loans and other real estate	0.56%	0.59%	0.52%	0.20%	0.50%
Net charge-offs to average loans	0.19	0.61	0.34	0.29	0.22
Allowance for loan losses to total loans	0.96	1.01	0.85	0.64	0.66
Allowance for loan losses to nonperforming loans(5)	222.02	195.82	197.48	334.73	156.80

Capital Ratios(6):
Leverage ratio	7.08%	6.46%	5.49%	6.49%	6.82%
Average shareholders’ equity to average total assets	7.43	6.07	6.35	6.42	6.33
Tier 1 risk-based capital ratio	10.40	9.54	7.97	10.16	10.19
Total risk-based capital ratio	11.31	10.47	8.83	10.80	10.84

(1)	Adjusted for a five-for-one stock split effective January 15, 2000 and a three-for-two stock split effective October 15, 2003.
(2)	Calculated by dividing total assets, less total liabilities, goodwill and core deposit intangibles, by shares outstanding at end of period.
(3)	Efficiency ratio is noninterest expense, excluding securities losses, divided by net interest income plus noninterest income, excluding security gains. Taxes are not part of this calculation.
(4)	At period end, except for net loan charge-offs to average loans, which is for periods ended at such dates.
(5)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and restructured loans.
(6)	At period end, except for average shareholders’ equity to average total assets, which is for periods ended at such dates.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of Texas United’s balance sheets and statements of earnings. This section should be read in conjunction with Texas United’s consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in this amendment no. 1 to the annual report on Form 10-K/A.

For the Years Ended December 31, 2004, 2003 and 2002

Restatement of Financial Statements

The Company restated its audited consolidated financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 to correct the classification of mortgage loan origination fees on loans held for sale originated by State Bank, a subsidiary of the Company. For the years ended December 31, 2004, 2003 and 2002, the restatement decreased total interest income by $888,000 or 1.9%, $2.1 million or 6.8%, and $813,000 or 3.1%, respectively, and increased total noninterest income by these same amounts for the same periods. For the years ended December 31, 2004, 2003 and 2002, the restatement lowered the weighted average yields on earning assets by 12 basis points to 6.18% from 6.30%, by 38 basis points to 6.36% from 6.74% and by 19 basis points to 7.24% from 7.43%, respectively. For the years ended December 31, 2004, 2003 and 2002, the restatement lowered the net interest margin by 12 basis points to 4.44% from 4.56%, by 37 basis points to 4.44% from 4.81% and by 19 basis points to 4.86% from 5.05%, respectively. The correction did not impact net earnings or earnings per share.

The restatement resulted from a review and assessment by the Company of the classification and recording of mortgage loan origination fees on loans held for sale. Historically, State Bank recorded mortgage loan origination fees as interest income for all mortgage loans originated. For the periods presented since the Company’s acquisition of Community Home Loan (“CHL”) in February 2004, CHL recorded mortgage loan origination fees as noninterest income for all mortgage loans originated. The Company has since determined that mortgage loan origination fees on all mortgage loans originated by State Bank and CHL with the intent to sell should be recorded as a component of gains on sale of loans (in noninterest income) when the loans are sold and has restated its audited consolidated financial statements to reflect this change. See Note B to the accompanying audited consolidated financial statements.

As a result, all amounts disclosed herein impacted by the reclassification have been restated accordingly.

Overview

Texas United generates the majority of its revenue from interest on loans, service charges on customer accounts and income from investment securities. The revenues are offset by interest expense paid on deposits and other borrowings and non-interest expense such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those assets. Net interest margin is determined by dividing net interest income by average interest-earning assets. Interest income is Texas United’s largest source of revenue, representing 70.4% of total revenue during 2004. The level of interest rates and the volume and mix of earning assets and interest bearing liabilities impact net interest income and the net interest margin. The restated net interest margins were 4.44%, 4.44%, and 4.86% for the years ended December 31, 2004, 2003, and 2002, respectively.

Two principal components of Texas United’s growth strategy are internal growth and strategic acquisitions. During 2004, Texas United completed the acquisition of Community Home Loan, Inc., a mortgage company domiciled in Houston, Texas, in February, the Central Bank branches in July and GNB Bancshares in October.

Net income was $6.1 million, $5.2 million, and $4.3 million and diluted earnings per common share were $1.11, $1.26, and $1.07 for the years ended December 31, 2004, 2003, and 2002, respectively. The increase in net income was primarily the result of increased volumes in earning assets and non-interest income. Texas United posted returns on average assets of 0.74%, 0.86%, and 0.86% and returns on average equity of 9.97%, 14.12%, and 13.53% for the years ended December 31, 2004, 2003, 2002, respectively.

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

On February 5, 2004, State Bank acquired 100% of CHL and operated CHL as a subsidiary of State Bank. CHL was a mortgage bank domiciled in Houston, Texas. Based upon financial information as of December 31, 2003, State Bank acquired $11.1 million in assets and assumed $10.1 million in liabilities. Initial consideration paid was $300,000 in cash and $200,000 in Texas United common stock. Additional consideration will be paid annually through 2007 based upon the achievement of performance objectives. If all objectives are obtained, State Bank would pay an aggregate of $1.3 million.

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

Critical Accounting Policies

Texas United’s accounting policies are integral to understanding the results reported. Texas United’s policies are described in detail in Note A to the consolidated financial statements included in this amendment no. 1 to the annual report on Form 10-K/A. Texas United believes that of its significant accounting policies, the allowance for loan losses and mortgage servicing rights assets may involve a higher degree of judgment and complexity.

Allowance for Loan Losses—The allowance for loan losses is a valuation allowance for probable losses incurred on loans. Loans are charged to the allowance when the loss actually occurs or when a determination is made that a probable loss has occurred. Recoveries are credited to the allowance at the time of recovery. Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is adequate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined to be adequate to absorb losses. Management’s judgment as to the level of probable losses on existing loans involves the consideration of current economic conditions and their estimated effects on specific borrowers; an evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond Texas United’s control. Please refer to the subsequent discussion of “Allowance for Loan Losses” on page 18 as well as Note A to Texas United’s consolidated financial statements included in this amendment no. 1 to the annual report on Form 10-K/A for additional insight into management’s approach and methodology in estimating the allowance for loan losses.

Mortgage Servicing Rights Assets—Mortgage servicing rights assets are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, loan loss experience, and costs to service, as well as discount rates that consider the risk involved. Because the values of these assets are sensitive to changes in assumptions, the valuation of mortgage servicing rights is considered a critical accounting estimate. Please refer to Note A to Texas United’s consolidated financial statements in this amendment no. 1 to the annual report on Form 10-K/A for additional insight into management’s approach in estimating transfers and servicing of financial assets.

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

2004 versus 2003. Net interest income, before the provision for loan losses, increased from $24.2 million in 2003 to $32.7 million in 2004, an increase of $8.5 million or 35.2%. The increase was primarily due to increased volumes of loans and investment securities from internal growth and the acquisitions of GNB Bancshares and the Central Bank branches, partially offset by increased interest-bearing liabilities. The net interest margin for the years 2004 and 2003 was 4.44%. The net interest spread for the years 2004 and 2003 was 4.12% and 4.17%, respectively. In 2004, compared with 2003, the cost of funds decreased by 13 basis points on higher volume of deposits and other borrowings. In 2004, compared with 2003, the yield on average earning assets decreased by 18 basis points on higher volumes of both loans and investment securities.

2003 versus 2002. Net interest income, before the provision for loan losses, increased from $21.2 million in 2002 to $24.2 million in 2003, an increase of $2.9 million or 13.9%. The net interest margin for 2003 and 2002 was 4.44% and 4.86%, respectively, and the net interest spread for 2003 and 2002 was 4.17% and 4.57%, respectively. Due to a lower interest rate environment in 2003, the cost of funds decreased by 48 basis points on higher volume of deposits and other borrowings. The yield on average earning assets decreased by 88 basis points on higher volumes of both loans and investment securities, also as a result of the lower interest rate environment.

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
	(Dollars in thousands)
	Restated – See Note B
ASSETS
Interest-earning assets:
Loans	$493,490	$36,822	7.46%	$376,988	$28,244	7.49%	$319,452	$25,756	8.06%
Taxable securities	231,526	8,161	3.52	155,165	5,866	3.78	94,622	5,027	5.31
Non-taxable securities	8,719	436	5.00	11,891	532	4.47	19,164	759	3.96
Federal funds sold	2,112	30	1.42	734	8	1.09	2,974	51	1.71

Total interest-earning assets	735,847	45,449	6.18	544,778	34,650	6.36	436,212	31,593	7.24
Less allowance for loan losses	4,654			3,631			2,759

Total interest-earning assets, net of allowance	731,193			541,147			433,453
Noninterest-earning assets	92,321			70,498			64,085

Total assets	$823,514			$611,645			$497,538

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$186,079	$2,414	1.30%	$125,622	$1,313	1.05%	$106,961	$1,564	1.46%
Savings and money market accounts	117,148	1,352	1.15	79,216	855	1.08	62,611	909	1.45
Time deposits	222,447	5,457	2.45	190,175	5,318	2.80	167,987	5,584	3.32
Federal funds purchased	10,579	194	1.83	8,167	128	1.57	10,333	330	3.19
Junior subordinated deferrable interest debentures	13,654	1,189	8.71	7,164	746	10.41	7,000	742	10.60
Other borrowings	70,813	2,157	3.05	66,960	2,031	3.03	31,547	1,063	3.37
Subordinated notes and debentures	—	—	—	757	87	11.49	1,574	181	11.50

Total interest-bearing liabilities	620,720	12,763	2.06	478,061	10,478	2.19	388,013	10,373	2.67

Noninterest-bearing liabilities:
Demand deposits	131,906			91,428			72,410
Other liabilities	10,639			5,044			5,505

Total liabilities	763,265			574,533			465,928
Shareholders’ equity	60,249			37,112			31,610

Total liabilities and shareholders’ equity	$823,514			$611,645			$497,538

Net interest income		$32,686			$24,172			$21,220

Net interest spread			4.12%			4.17%			4.57%
Net interest margin			4.44%			4.44%			4.86%

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

	For the Years Ended December 31,
	2004 vs. 2003			2003 vs. 2002
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
	Restated – See Note B
Interest-earning assets:
Loans	$8,728	$(150)	$8,578	$4,639	$(2,151)	$2,488
Investment securities	2,745	(546)	2,199	2,708	(2,096)	612
Federal funds sold	15	7	22	(38)	(5)	(43)

Total increase (decrease) in interest income	11,488	(689)	10,799	7,309	(4,252)	3,057

Interest-bearing liabilities:
Interest-bearing demand deposits	632	469	1,101	273	(524)	(251)
Savings and money market accounts	409	88	497	241	(295)	(54)
Time deposits	902	(763)	139	738	(1,004)	(266)
Federal funds purchased	38	28	66	(69)	(133)	(202)
Junior subordinated deferrable interest debentures	676	(233)	443	17	(13)	4
Other borrowings	117	9	126	1,193	(225)	968
Subordinated notes and debentures	(87)	—	(87)	(94)	—	(94)

Total increase (decrease) in interest expense	2,687	(402)	2,285	2,299	(2,194)	105

Increase (decrease) in net interest income	$8,801	$(287)	$8,514	$5,010	$(2,058)	$2,952

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

Noninterest income for the year ended December 31, 2004 was $19.1 million, an increase of $3.2 million or 20.4% compared with $15.9 million in 2003. The increase was primarily due to increased fees collected on deposit accounts and net gains from the sale of mortgage loans from CHL, partially offset by a decrease in mortgage servicing revenue and a decrease in net gains on the sale of securities. For the year ended December 31, 2004, mortgage servicing revenue was $888,000, a decrease of $1.4 million or 60.5% from $2.2 million in 2003. Although Texas United increased its mortgage servicing portfolio during 2004 by $43.7 million through the origination of mortgage loans that were subsequently sold with servicing retained, mortgage servicing revenue was down from 2003 due to a lower interest rate environment and not recognizing excess servicing revenue. Net gains on the sale of securities for the year ended December 31, 2004 was $114,000, a decrease of $1.1 million or 90.8% from $1.2 million in 2003. The decrease in the net gain on the sale of securities in 2003 was primarily the result of repositioning the investment portfolio to shorten the duration and take advantage of holding gains. Net gains on sale of loans for the year ended December 31, 2004 was a combined $9.2 million, an increase of $6.0 million from $3.2 million in 2003 and was primarily the result of the net gains on sale of mortgage loans from CHL.

Noninterest income was $15.9 million for the year ended December 31, 2003 compared with $12.5 million for the year ended December 31, 2002, an increase of $3.4 million or 27.0%, which was primarily the result of a larger deposit base and an increase in net gains on the sale of loans. For the year ended December 31, 2003, mortgage servicing revenue was $2.2 million, a decrease of $112,000 or 4.7% compared with $2.4 million in 2002. Texas United added approximately $108.8 million to the mortgage servicing portfolio through the origination of mortgage loans that were subsequently sold into the secondary market with servicing retained.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
	Restated – See Note B
Service charges on deposit accounts	$6,931	$6,753	$5,826
Mortgage servicing revenue	888	2,247	2,359
Net gain on sale of securities	114	1,244	1,457
Net gain on sale of loans	1,761	3,163	955
Mortgage gains on CHL loans held for sale, net	7,452	—	—
Other noninterest income	1,937	2,448	1,887

Total noninterest income	$19,083	$15,855	$12,484

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

Employee compensation and benefits expense for the year ended December 31, 2004 was $23.8 million, an increase of $7.1 million or 42.6% compared with the $16.7 million for 2003. The increase was primarily due to the staffing of new business lines, the addition of commercial and mortgage lenders, and the employees added from the CHL, GNB Bancshares and Central Bank branch acquisitions. Employee compensation and benefits expense for the year ended December 31, 2003 was $16.7 million, an increase of $4.1 million or 32.4% over the $12.6 million for 2002. The increase was primarily due to the staffing of new business lines, the addition of commercial and mortgage lenders, and the full year effect of the acquisition of Bryan-College Station and the opening of the Liberty Hill banking center in December 2002. The number of full-time equivalent employees was 522 at December 31, 2004 compared with 313 at December 31, 2003, an increase of 66.8%. The number of full time equivalent employees was 315 at December 31, 2002.

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

Impact of Inflation and Changing Prices

The consolidated financial statements and related notes of Texas United included in this amendment no. 1 to the annual report on Form 10-K/A have been prepared in accordance with generally accepted accounting principles. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

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

Financial Condition

Loan Portfolio

Texas United provides a broad range of commercial, real estate and consumer loan products to small and medium-sized businesses and individuals. Total loans were $693.5 million at December 31, 2004, an increase of $309.2 million or 80.5% compared with $384.3 million at December 31, 2003 primarily due to loans acquired in the 2004 transactions. More specifically, at the respective dates of consummation, Texas United acquired $9.8 million in loans in connection with the acquisition of CHL, $27.8 million in loans (after giving effect to the put-back of $5.3 million in loans) in connection with the purchase of the Caldwell and Lexington branches of Central Bank and $164.9 million in loans in connection with the acquisition of GNB Bancshares. In addition, loans held for sale increased $23.2 million primarily due to an increase in loans originated by CHL. Loan growth occurred primarily in commercial, industrial and commercial mortgage loans, which increased by $181.4 million or 101.4% in 2004 compared with 2003. During 2004, Texas United added four new commercial lenders which attributed to this increase. Loans comprised 67.1% of average earning assets at December 31, 2004 compared with 70.7% at December 31, 2003. The average yield decreased 40 basis points to 7.64% at December 31, 2004 compared with 8.04% at December 31, 2003.

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

Item 8. Financial Statements and Supplementary Data

The financial statements, the reports thereon, and the notes thereto commence at page 34 of this Amendment No. 1 to the Annual Report on Form 10-K/A.

Consolidated Quarterly Financial Data of Texas United

	Quarter Ended 2004
	December 31	September 30	June 30	March 31
	(unaudited)
	(Dollars in thousands, except per share data)
	Restated – See Note B
Interest income	$15,548	$11,297	$9,648	$8,956
Interest expense	4,167	3,286	2,768	2,542

Net interest income before provision for loan losses	11,381	8,011	6,880	6,414
Provision for loan losses	700	700	300	150

Net interest income after provision	10,681	7,311	6,580	6,264
Noninterest income	4,806	5,188	4,935	4,154
Noninterest expense	13,426	10,289	9,196	8,150

Earnings before income taxes	2,061	2,210	2,319	2,268
Provision for income taxes	632	649	824	703

Net earnings	$1,429	$1,561	$1,495	$1,565

Earnings per share:
Basic	$0.18	$0.30	$0.37	$0.39

Diluted	$0.18	$0.29	$0.36	$0.37

	Quarter Ended 2003
	December 31	September 30	June 30	March 31
	(unaudited)
	(Dollars in thousands, except per share data)
	Restated – See Note B
Interest income	$8,714	$8,828	$8,659	$8,448
Interest expense	2,437	2,587	2,721	2,733

Net interest income before provision for loan losses	6,277	6,241	5,938	5,715
Provision for loan losses	800	800	500	800

Net interest income after provision	5,477	5,441	5,438	4,915
Noninterest income	4,031	3,677	4,012	4,136
Noninterest expense	8,153	6,922	7,427	7,490

Earnings before income taxes	1,355	2,196	2,023	1,561
Provision for income taxes	166	667	631	430

Net earnings	$1,189	$1,529	$1,392	$1,131

Earnings per share:
Basic	$0.30	$0.38	$0.35	$0.29

Diluted	$0.29	$0.37	$0.34	$0.27

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

On October 5, 2005, the Company announced that it was required to restate its audited consolidated financial statements as of December 31, 2003 and 2004 and for each of the years in the three year period ended December 31, 2004, and its condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2004 and 2005 to correct the classification of mortgage loan origination fees on loans held for sale originated by State Bank and to restate the condensed consolidated financial statements as of June 30, 2005 and for the six months ended June 30, 2005 and 2004 to correct the classification of mortgage loan origination fees on loans held for sale originated by State Bank and CHL. This restatement is described in Note B to the Notes to Consolidated Financial Statements. According to the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a restatement of previously issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant deficiency and a strong indicator that a material weakness in internal control over financial reporting exists. The Company and its independent registered public accounting firm, BKD, LLP, have both determined that the failure to properly classify mortgage loan origination fees on loans held for sale indicates a material weakness in the Company’s internal control over financial reporting.

In connection with the Company’s determination to restate the items in Note B to the consolidated financial statements, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report and as of September 29, 2005. Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2004, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) were not effective solely because of the material weakness related to controls over the preparation and review of its consolidated statements of earnings and consolidated statements of cash flows. Specifically, the Company did not maintain effective controls to appropriately classify mortgage loan origination fees on loans held for sale originated by State Bank and CHL. The Company classified such mortgage loan origination fees as interest income rather than as a component of gains on sale of loans (in noninterest income) when the loans were sold. This change in classification resulted in a decrease in interest income, net interest income and net interest margin and a corresponding increase in noninterest income. The change also resulted in a decrease in cash flows from operating activities and a corresponding increase in cash flows from investing activities. There was no change in net earnings or earnings per share. Further, these changes had no effect on the Company’s consolidated balance sheets or consolidated statements of changes in shareholders’ equity.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, in the third quarter of 2005, in an effort to remediate the material weakness in the Company’s internal control over the preparation and review of its consolidated statements of earnings and consolidated statements of cash flows described above, management has implemented procedures and controls to aid in correctly classifying mortgage loan origination fees on loans held for sale originated by State Bank and CHL, including (a) enhancing the method of preparation of the consolidated financial statements and (b) adding staff to the accounting and finance group. Accordingly, management believes these changes will remediate the material weakness discussed above.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

Reference is made to the consolidated financial statements, reports thereon, and notes thereto commencing at page 34 of this Amendment No. 1 to the Annual Report on Form 10-K/A. A list of such consolidated financial statements is set forth below:

There are no financial statement schedules filed herewith.

(b) Exhibits

Exhibit Number(1)	Description of Exhibit
2.1	Agreement and Plan of Reorganization between Texas United Bancshares, Inc. and The Bryan-College Station Financial Holding Company, as amended, dated November 5, 2001 (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (Registration No. 333-84644) (the “Registration Statement”))

2.2	Amended and Restated Agreement and Plan of Merger, dated as of April 29, 2004, between the Company and GNB Bancshares, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116542)).

3.1	Articles of Incorporation of Texas United, as amended (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 333-116542))

3.2	Bylaws of Texas United, as amended and restated (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (on Registration No. 333-116542))

4.1	Specimen certificate representing shares of Texas United common stock (incorporated herein by reference to Exhibit 4.1 to the Registration Statement)

10.1†	Texas United Bancshares, Inc. 1998 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement)

10.2†	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Registration Statement)

10.3†	Texas United Bancshares, Inc. Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement)

10.4†	Form of Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.4 to the Registration Statement)

10.5†	Form of Executive Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.5 to the Registration Statement)

10.6†	Texas United Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116542))

10.7†	Form of Employment Agreement between the Company and Riley C. Peveto (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (Registration No. 333-117556)

10.8†**	Texas United Bancshares, Inc. Nonqualified Deferred Compensation Plan

21.1**	Subsidiaries of Texas United

23.1*	Consent of BKD, LLP, independent registered public accounting firm of Texas United

23.2*	Consent of Grant Thornton LLP, former independent registered public accounting firm of Texas United

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Texas United has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation
S-K. Texas United hereby agrees to furnish a copy of such agreements to the Commission upon request.
†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has caused this report thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS UNITED BANCSHARES, INC. (Registrant)

By:	/s/ L. DON STRICKLIN
Name: Title:	L. Don Stricklin President and Chief Executive Officer

Date: October 11, 2005

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the indicated capacities on October 11, 2005.

Signature	Title
/S/ L. DON STRICKLIN L. Don Stricklin	President and Chief Executive Officer (principal executive officer)

/S/ Jeffrey A. Wilkinson Jeffrey A. Wilkinson	Executive Vice President and Chief Financial Officer (principal financial officer/principal accounting officer)

Jimmy Jack Biffle	Director

/S/ BRUCE FRENZEL Bruce Frenzel	Director

/S/ MICHAEL KULHANEK Michael Kulhanek	Director

/S/ LEE D. MUELLER, JR. Lee D. Mueller, Jr.	Director

/S/ HANK NOVAK Hank Novak	Director

/S/ RILEY PEVETO Riley Peveto	Director

/S/ MICHAEL STEINHAUSER Michael Steinhauser	Director

/S/ ERVAN E. ZOUZALIK Ervan E. Zouzalik	Director

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

February 25, 2005, except for Note B

as to which the date is October 7, 2005

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

As discussed in Note B to the accompanying consolidated financial statements, the Company has restated its 2003 and 2002 consolidated financial statements.

/s/ Grant Thornton LLP

Houston, Texas

January 30, 2004 (except for Note B, as to which the date is October 7, 2005)

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

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Year ended December 31,

	2004	2003	2002
	(Dollars in thousands, except per share amounts) Restated – See Note B
Interest income
Loans	$36,822	$28,244	$25,756
Investment securities
Taxable	8,161	5,783	5,027
Tax-exempt	436	532	759
Federal funds sold and other temporary investments	30	91	51

Total interest income	45,449	34,650	31,593
Interest expense
Deposits	9,223	7,487	8,057
Federal funds purchased	194	128	330
Borrowings	2,157	2,117	1,244
Junior subordinated deferrable interest debentures	1,189	746	742

Total interest expense	12,763	10,478	10,373

Net interest income	32,686	24,172	21,220
Provision for loan losses	1,850	2,900	1,900

Net interest income after provision for loan losses	30,836	21,272	19,320
Noninterest income
Service charges	6,931	6,753	5,826
Other operating income	12,152	9,102	6,658

Total noninterest income	19,083	15,855	12,484
Noninterest expense
Employee compensation and benefits	23,798	16,689	12,602
Occupancy expense	5,596	4,621	3,365
Other operating expenses	11,667	8,682	9,921

Total noninterest expenses	41,061	29,992	25,888

Earnings before income taxes	8,858	7,135	5,916
Provision for income taxes
Current expense	3,049	1,741	1,206
Deferred (benefit) expense	(241)	153	432

	2,808	1,894	1,638

NET EARNINGS	$6,050	$5,241	$4,278

Basic earnings per common share	$1.15	$1.31	$1.12

Diluted earnings per common share	$1.11	$1.26	$1.07

Dividends per common share	$0.28	$0.28	$0.28

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

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,

	2004	2003	2002
	(Dollars in thousands) Restated – See Note B
Cash flows from operating activities:
Net earnings	$6,050	$5,241	$4,278
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Provision for loan losses	1,850	2,900	1,900
Depreciation and amortization	3,861	2,915	2,198
Noncash compensation expense	—	—	50
(Gain) loss on sale of premises, equipment, and other real estate	(46)	(36)	1
Gain on sale of loans	(9,213)	(3,163)	(955)
Loss on sale of Third Coast Wealth Advisors, Inc.	—	396	—
Realized gain, net, on sale of available-for-sale securities	(114)	(1,244)	(1,457)
Amortization of premium, net of accretion of discounts on securities	1,291	1,473	497
Write-down of other real estate	—	—	123
Impairment on mortgage servicing rights	—	1,235	446
Reversal of impairment on mortgage servicing rights	(263)	(1,418)	—
Funding of deferred compensation plan	—	—	(3,000)
Changes in assets and liabilities, net of effects resulting from acquisitions:
(Increase) decrease in accrued interest receivable	(890)	22	33
(Increase) decrease in loans held for sale	(5,800)	30,466	(30,502)
Increase in mortgage servicing rights	(888)	(2,247)	(2,432)
(Increase) decrease in other assets	2,411	1,024	(1,403)
Increase (decrease) in other liabilities	(94)	1,285	(339)

Net cash (used) provided by operating activities	(1,845)	38,849	(30,562)
Cash flows from investing activities:
Net increase in cash resulting from acquisitions	—	—	18,194
Proceeds from sales of available-for-sale securities	35,862	91,604	109,448
Proceeds from principal repayments of available-for-sale securities	26,934	33,805	18,429
Proceeds from maturities and calls of available-for-sale securities	—	1,025	100
Purchases of available-for-sale securities, net of effects resulting from acquisitions	(147,851)	(181,821)	(145,640)
Net increase in loans, net of the effects resulting from acquisitions	(92,919)	(38,558)	(23,956)
Proceeds from sales of premises, equipment, loans, and other real estate	1,901	9,044	1,183
Proceeds from the sale of Third Coast Wealth Advisors, Inc.	—	75	—
Net cash received from the Central Bank branches acquisition	62,515	—	—
Net cash paid for the Community Home Loan, Inc. acquisition	(538)	—	—
Net cash paid for the GNB Bancshares, Inc. acquisition	(8,790)	—	—
Purchases of premises, equipment and other real estate, net of effects resulting from acquisitions	(9,348)	(3,861)	(4,335)

Net cash used in investing activities	(132,234)	(88,687)	(26,577)
Cash flows from financing activities:
Net increase in deposits, net of the effects resulting from acquisitions	$93,316	$48,712	$3,396
Change in federal funds purchased, net of the effects resulting from acquisitions	4,944	(12,841)	19,085
Net proceeds from issuance of common stock upon exercise of employee stock options	152	265	53
Net proceeds from issuance of common stock in public offering	36,029	—	—
Proceeds from borrowings	68,784	39,175	146,367
Proceeds from issuance of junior subordinated deferrable interest debentures, net	—	5,000	—
Repayment of borrowings	(49,874)	(30,245)	(122,654)
Repayment of subordinated notes and debentures	—	(3,241)	(388)
Sale of treasury stock	—	—	189
Securities sold under repurchase agreements	5,507	784	—
Dividends paid	(1,280)	(1,077)	(1,001)

Net cash provided by financing activities	157,578	46,532	45,047

Net increase (decrease) in cash and cash equivalents	23,499	(3,306)	(12,092)
Cash and cash equivalents at beginning of year	17,268	20,574	32,666

Cash and cash equivalents at end of year	$40,767	$17,268	$20,574

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

2. Principles of Consolidation and Investment in Subsidiaries

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Texas United Nevada, Inc. (TUNI), State Bank, GNB Financial, n.a. (GNB), Community Home Loan, Inc. (CHL) and Third Coast Wealth Advisors, Inc. (Third Coast) through the date of sale. All significant intercompany transactions and balances have been eliminated in consolidation.

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

13. Income Taxes

The Company files a consolidated Federal income tax return. By agreement with the Parent, State Bank, GNB, CHL, Third Coast and TUNI record a provision or benefit for Federal income taxes on the same basis as if they had filed a separate Federal income tax return. The asset and liability method of accounting is used for income taxes where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. When management determines that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance must be established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE B – RESTATEMENT

In the third quarter 2005, management concluded that the Company did not properly classify mortgage loan origination fees on loans held for sale originated by State Bank. Specifically, the Company classified such fees as interest income rather than as a component of gains on sale of loans (in noninterest income) when the loans were sold. This resulted in the restatement of amounts previously reported in the Company’s audited consolidated statements of earnings and consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002. In addition, certain disclosures in other notes to the audited consolidated financial statements were restated to reflect the reclassification adjustments.

This restatement arose from management’s determination that the Company had not correctly classified mortgage loan origination fees on loans held for sale originated by State Bank. The Company determined that such fees had been recorded within the consolidated statements of earnings as a component of interest income rather than a component of gains on sale of loans (in noninterest income) when the loans were sold. In addition, the Company has determined to restate its consolidated statements of cash flows to reclassify the mortgage loan origination fees to operating activities from investing activities. The determination to restate the audited consolidated financial statements was approved by the Audit Committee of the Company’s board of directors upon the recommendation of the Company’s senior management.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The effects of the restatement on the consolidated statements of earnings were as follows:

	For the Years Ended December 31,
	2004			2003
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Interest income:
Loans	$37,710	$(888)	$36,822	$30,295	$(2,051)	$28,244
Investment securities	8,597	—	8,597	6,315	—	6,315
Federal funds sold and other temporary investments	30	—	30	91	—	91

Total interest income	46,337	(888)	45,449	36,701	(2,051)	34,650

Total interest expense	12,763	—	12,763	10,478	—	10,478

Net interest income, before provision for loan losses	33,574	(888)	32,686	26,223	(2,051)	24,172

Provision for loan losses	1,850	—	1,850	2,900	—	2,900

Net interest income, after provision for loan losses	31,724	(888)	30,836	23,323	(2,051)	21,272

Noninterest income:
Service charges on deposit accounts	6,931	—	6,931	6,753	—	6,753
Mortgage servicing revenue	888	—	888	2,247	—	2,247
Gain on sale of investment securities, net	114	—	114	1,244	—	1,244
Net gain on sale of loans	8,325	888	9,213	1,112	2,051	3,163
Other noninterest income	1,937	—	1,937	2,448	—	2,448

Total noninterest income	18,195	888	19,083	13,804	2,051	15,855

Total noninterest expense	41,061	—	41,061	29,992	—	29,992

Earnings before provision for income taxes	8,858	—	8,858	7,135	—	7,135
Provision for income taxes	2,808	—	2,808	1,894	—	1,894

Net earnings	$6,050	$—	$6,050	$5,241	$—	$5,241

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2002
	As Reported	Adjustment	As Restated
	(Dollars in thousands)

Interest income:
Loans	$26,569	$(813)	$25,756
Investment securities	5,786	—	5,786
Federal funds sold and other temporary investments	51	—	51

Total interest income	32,406	(813)	31,593

Total interest expense	10,373	—	10,373

Net interest income, before provision for loan losses	22,033	(813)	21,220

Provision for loan losses	1,900	—	1,900

Net interest income, after provision for loan losses	20,133	(813)	19,320

Noninterest income:
Service charges on deposit accounts	5,826	—	5,826
Mortgage servicing revenue	2,359	—	2,359
Gain on sale of investment securities, net	1,457	—	1,457
Net gain on sale of loans	142	813	955
Other noninterest income	1,887	—	1,887

Total noninterest income	11,671	813	12,484

Total noninterest expense	25,888	—	25,888

Earnings before provision for income taxes	5,916	—	5,916
Provision for income taxes	1,638	—	1,638

Net earnings	$4,278	$—	$4,278

For the years ended December 31, 2004, 2003 and 2002, the consolidated statements of cash flows were restated to reflect the reclassification of mortgage loan origination fees from interest income to a component of gains on the sale of loans (in noninterest income). For the years ended December 31, 2004, 2003 and 2002, the restatement decreased net cash provided from operating activities (specifically, an increase in the gains on sale of loans) by approximately $888,000, million, $2.1 million, and $955,000, respectively. For the years ended December 31, 2004, 2003 and 2002, the restatement decreased net cash used by investing activities (proceeds from the sale of loans) by the same amounts. There was no impact on net increase (decrease) in cash and cash equivalents or end of year cash and cash equivalents.

The restatement had no effect on total assets, total liabilities, total shareholders’ equity, net earnings or earnings per share previously reported.

The Company filed a Current Report on Form 8-K on October 5, 2005, announcing that it has determined to restate its consolidated financial statements for 2004, 2003 and 2002 and the first and second quarters of 2005 due to the above errors.

NOTE C—NEW PRONOUNCEMENTS

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

The Company has identified TXUI Statutory Trust I (Trust I), TXUI Statutory Trust II (Trust II) (Trust II was formed in December 2003, as more fully discussed in Note N) and GNB Capital Trust I (GNB Trust) (GNB Trust was assumed with the acquisition of GNB Bancshares in October 2004, as more fully discussed in Notes D and N) as VIE’s. The Company adopted FIN 46R in connection with its consolidated financial statements as of and for the year ended December 31, 2003. The primary impact of this change was to report the Company’s subordinated debt to the trust on the face of the accompanying balance sheets rather than the minority interest in the trust. This change did not have a material impact on the Company’s total assets, liabilities, shareholders’ equity or results of operation.

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

Accounting for Stock Based Compensation

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123). FASB Statement No. 123(R), Share Based Payment (SFAS 123(R)), supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and its related implementation guidance. SFAS 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. The impact to the Company of SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions—in this case primarily stock options. The Company currently accounts for its stock-based compensation using the intrinsic method as defined in APB 25 and, accordingly, has not recognized any expense for stock option plans in the Consolidated Financial Statements (see Note A and Note Q of the Notes to Consolidated Financial Statements for additional information regarding the Company’s accounting for stock-based compensation). Implementation of SFAS 123(R) is required for the Company beginning in the interim period ending September 30, 2005. The Company is currently analyzing this new pronouncement to determine the impact on its financial statements. As a result of SFAS 123(R), the Company may adopt different models than are currently utilized to calculate the expense effect associated with the Company’s stock options. Note A of the Notes to Consolidated Financial Statements illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS 123.

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

NOTE D—BUSINESS ACQUISITIONS, DISPOSITIONS AND PUBLIC OFFERING

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

The following unaudited pro forma information assumes the acquisition of Bryan-College Station occurred on January 1, 2002:

Interest income	$35,676
Net earnings	3,808
Earnings per share (basic)	1.49
Earnings per share (diluted)	1.43

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

The following unaudited pro forma information assumes the acquisition of GNB Bancshares and Central Bank branches occurred on January 1, 2004:

Interest income	$55,109
Net earnings	6,097
Earnings per share (basic)	1.16
Earnings per share (diluted)	1.12

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

NOTE E—RESERVE REQUIREMENTS

Cash and balances maintained at the Federal Reserve of approximately $5,708 and $600 satisfy regulatory reserve requirements at December 31, 2004 and 2003.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE F—SECURITIES

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

NOTE G—LOANS

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

NOTE H—ALLOWANCE FOR LOAN LOSSES

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

NOTE I—PREMISES AND EQUIPMENT

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

NOTE J—GOODWILL AND LONG-LIVED ASSETS

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

NOTE K—MORTGAGE SERVICING RIGHTS

The activity in the Company’s MSR, which is included in the mortgage banking segment (Note W) was as follows for the years ended December 31:

	2004	2003	2002
Balance at January 1	$4,475	$2,877	$1,349
Additions	888	2,218	2,359
Amortization	(928)	(803)	(385)
Reversal of impairment allowance	263	1,418	—
Impairment allowance	—	(1,235)	(446)

Balance at December 31	$4,698	$4,475	$2,877

At December 31, 2004, the loan servicing portfolio with capitalized MSR totaled $290,086 compared with $246,418 at December 31, 2003.

NOTE L—INTEREST-BEARING DEPOSITS

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

NOTE M—BORROWINGS

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

$105,940

NOTE N—JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

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

NOTE O—INCOME TAXES

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

NOTE P—COMMITMENTS AND CONTINGENCIES

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

NOTE Q—BENEFIT PLANS

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

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The Company and State Bank have entered into Deferred Compensation Agreements with certain directors and key employees. Under one group of plans, a participant may elect to defer up to 20% of their compensation. Under another group of plans, a participant may elect to defer 100% of their compensation. Under both of these groups of plans, the Company and State Bank have agreed to accrue interest on the deferral account balance at an annual rate equal to 10% per year, compounded monthly. Participants become vested in the interest credited to their account at the rate of 10% per plan year, such that at the end of 10 years, the participant is 100% vested.

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

NOTE R—REGULATORY MATTERS

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

	Actual		For capital adequacy purposes				To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of December 31, 2004:
Total Capital (to Risk Weighted Assets):
Company	$83,299	11.31%	≥	$58,907	≥	8.0%		N/A
State Bank	57,411	10.39	≥	44,194	≥	8.0	≥	$55,243	10.0%
GNB	23,182	12.69	≥	14,620	≥	8.0	≥	18,275	10.0
Tier 1 Capital (to Risk Weighted Assets):
Company	$76,614	10.40%	≥	$29,454	≥	4.0%		N/A
State Bank	52,639	9.53	≥	22,097	≥	4.0	≥	$33,146	6.0%
GNB	21,269	11.64	≥	7,310	≥	4.0	≥	10,965	6.0
Tier 1 Capital (to Average Assets):
Company	$76,614	7.08%	≥	$43,291	≥	4.0%		N/A
State Bank	52,639	6.25	≥	33,713	≥	4.0	≥	$42,141	5.0%
GNB	21,269	10.70	≥	7,948	≥	4.0	≥	9,935	5.0
As of December 31, 2003:
Total Capital (to Risk Weighted Assets):
Company	$44,204	10.47%	≥	$33,791	≥	8.0%		N/A
State Bank	44,717	10.65	≥	33,602	≥	8.0	≥	$42,003	10.0%
Tier 1 Capital (to Risk Weighted Assets):
Company	$40,311	9.54%	≥	$16,895	≥	4.0%		N/A
State Bank	40,824	9.72	≥	16,801	≥	4.0	≥	$25,202	6.0%
Tier 1 Capital (to Average Assets):
Company	$40,311	6.46%	≥	$24,969	≥	4.0%		N/A
State Bank	40,824	6.56	≥	24,877	≥	4.0	≥	$31,096	5.0%

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

NOTE S—SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

	2004	2003	2002
Cash paid during the years ended December 31 for:
Interest	$12,331	$10,703	$10,595
Income taxes	2,247	1,725	1,629
Noncash operating, investing and financing activities:
Dividends payable included in other liabilities	573	302	291
Common stock issued in connection with business acquisitions	26,637	—	2,615
Real estate acquired in satisfaction of loans	1,904	273	65

NOTE T—FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31, 2004 and 2003:

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

NOTE U —EARNINGS PER SHARE

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

NOTE V—COMPREHENSIVE LOSS

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

NOTE W - SEGMENT INFORMATION

Beginning in 2004, the Company has two reportable operating segments; commercial banking and mortgage banking. State Bank owns 100% of CHL and operates CHL as a subsidiary of State Bank. The Company reports the financial position and the results of operations on a consolidated basis. The commercial banking and the mortgage banking segments are managed separately because each business requires distinct marketing strategies and each offers different products and services.

Summarized below is the financial information by operating segment for the year ended December 31, 2004:

	Commercial Banking	Mortgage Banking	Total
	Restated – See Note B
Net interest income	$26,818	$5,868	$32,686
Noninterest income	9,854	9,229	19,083

Total income	36,672	15,097	51,769
Provision for loan losses	1,850	—	1,850
Noninterest expense	30,793	10,268	41,061

Earnings before income taxes	4,029	4,829	8,858
Provision for income taxes	1,166	1,642	2,808

Net earnings	$2,863	$3,187	$6,050

Total assets, December 31, 2004	$1,053,641	$87,725	$1,141,366

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

3.1	Articles of Incorporation of Texas United, as amended (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 333-116542))

3.2	Bylaws of Texas United, as amended and restated (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (on Registration No. 333-116542))

4.1	Specimen certificate representing shares of Texas United common stock (incorporated herein by reference to Exhibit 4.1 to the Registration Statement)

10.1†	Texas United Bancshares, Inc. 1998 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement)

10.2†	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Registration Statement)

10.3†	Texas United Bancshares, Inc. Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement)

10.4†	Form of Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.4 to the Registration Statement)

10.5†	Form of Executive Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.5 to the Registration Statement)

10.6†	Texas United Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116542))

10.7†	Form of Employment Agreement between the Company and Riley C. Peveto (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (Registration No. 333-117556)

10.8†**	Texas United Bancshares, Inc. Nonqualified Deferred Compensation Plan

21.1**	Subsidiaries of Texas United

23.1*	Consent of BKD, LLP, independent registered public accounting firm of Texas United

23.2*	Consent of Grant Thornton LLP, former independent registered public accounting firm of Texas United

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Texas United has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation
S-K. Texas United hereby agrees to furnish a copy of such agreements to the Commission upon request.
†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Previously Filed.