Form 10-Q/A
period 2005-03-31
TEXAS UNITED BANCSHARES INC
filed 2005-10-11
CIK 1169238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Texas United Bancshares, Inc. (the “Company”) for the quarter ended March 31, 2005 (the “Original Form 10-Q”) is to restate the Company’s condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 and to revise related disclosures in the Original Form 10-Q. This restatement is described in detail in Note 2 to the accompanying condensed consolidated financial statements.

The Company restated its condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 to correct the classification of mortgage loan origination fees on loans held for sale originated by State Bank, a subsidiary of the Company. The restatement decreased total interest income by $446,000 and $250,000 for the three months ended March 31, 2005 and 2004, respectively, and increased total noninterest income by these same amounts for the same periods. The correction had no impact on net earnings or earnings per share.

The restatement resulted from a review and assessment by the Company of the classification and recording of mortgage loan origination fees on loans held for sale. Historically, State Bank recorded mortgage loan origination fees as interest income for all mortgage loans originated. For the periods presented since the Company’s acquisition of Community Home Loan (“CHL”) in February 2004, CHL recorded mortgage loan origination fees as noninterest income for all mortgage loans originated. The Company has since determined that mortgage loan origination fees on all mortgage loans originated by State Bank and CHL with the intent to sell should be recorded as a component of gains on sale of loans (in noninterest income) when the loans are sold and has restated its condensed consolidated financial statements to reflect this change.

As a result of the restatement, the Company has determined it to be necessary to amend the Original Form 10-Q to reflect mortgage loan origination fees on loans held for sale originated by State Bank as a component of gains on sale of loans (in noninterest income) when the loans are sold rather than interest income. This Amendment No. 1 amends and restates in its entirety Part I, Items 1, 2 and 4 and Part II, Item 6 of the Original Form 10-Q. This Amendment No. 1 continues to reflect circumstances as of the date of the filing of the Original Form 10-Q and does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of the restatement as described in Note 2 to the accompanying condensed consolidated financial statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

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

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31,
	2005	2004
	Restated – See Note 2
Interest income:
Loans	$13,659	$7,267
Investment securities:
Taxable	2,767	1,587
Tax-exempt	97	98
Federal funds sold and other temporary investments	8	4

Total interest income	16,531	8,956

Interest expense:
Deposits	3,077	1,789
Federal funds purchased	176	14
Borrowings	809	464
Securities sold under agreements to repurchase	20	9
Junior subordinated deferrable interest debentures	390	266

Total interest expense	4,472	2,542

Net interest income	12,059	6,414
Provision for loan losses	722	150

Net interest income after provision for loan losses	11,337	6,264

Noninterest income:
Service charges on deposit accounts	1,834	1,597
Mortgage servicing revenue	296	208
(Loss) gain on sale of investment securities, net	(38)	77
Net gain on sale of loans	2,590	1,781
Other noninterest income	1,615	491

Total noninterest income	6,297	4,154

Noninterest expense:
Employee compensation and benefits	7,061	4,274
Net occupancy expense	1,805	1,088
Other noninterest expense	4,573	2,788

Total noninterest expense	13,439	8,150

Earnings before provision for income taxes	4,195	2,268
Provision for income taxes	1,393	703

Net earnings	$2,802	$1,565

Earnings per common share:
Basic	$0.36	$0.39
Diluted	$0.35	$0.37
Weighted average shares outstanding:
Basic	7,798	4,010
Diluted	7,968	4,193

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

See accompanying notes to condensed consolidated financial statements

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2005	2004
	Restated – See Note 2
Cash flows from operating activities:
Net earnings	$2,802	$1,565
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	1,106	750
Provision for loan losses	722	150
Loss (gain) on sales of securities, net	38	(77)
(Gain) loss on sale of other real estate and premises and equipment	(18)	13
Gain on sale of loans	(2,590)	(1,781)
Amortization of premium, net of discounts on securities	315	303
Changes in:
Loans held for sale	(2,340)	(3,931)
Other assets	(4,601)	270
Other liabilities	(188)	(288)

Net cash used by operating activities	(4,754)	(3,026)

Cash flows from investing activities net of effects of acquisition:
Purchases of securities available-for-sale	(25,157)	(22,304)
Proceeds from sales, maturities, and principal paydowns of securities available-for-sale	18,584	27,659
Net change in loans	(32,848)	(7,485)
Proceeds from sale of other real estate, loans and premises and equipment	5,144	556
Acquisition of Community Home Loan, Inc. (net of cash acquired of $762)	—	(255)
Purchases of premises and equipment	(1,216)	(999)

Net cash used by investing activities	(35,493)	(2,828)

Cash flows from financing activities net of effects of acquisition:
Net change in:
Deposits	231	35,613
Other borrowings	1,653	(23,402)
Federal funds purchased	38,700	(6,891)
Securities sold under repurchase agreements	(1,048)	3,009
Net proceeds from issuance of common stock upon exercise of employee stock options	50	22
Dividends paid	(537)	(280)

Net cash provided by financing activities	39,049	8,071

Net (decrease) increase in cash and cash equivalents	(1,198)	2,217
Cash and cash equivalents at beginning of period	40,767	17,268

Cash and cash equivalents at end of period	$39,569	$19,485

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

These financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2004 appearing in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A.

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

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three months ended March 31, 2005, the Company granted options to acquire 10,300 shares of its common stock at an exercise price of $18.00 pursuant to the Texas United Bancshares Inc. 2004 Stock Incentive Plan. In addition, the Company granted 7,850 Stock Appreciation Rights with a value of $18.00 per share pursuant to the Texas United Bancshares, Inc. Stock Appreciation Rights Plan.

2. RESTATEMENT

In the third quarter 2005, management concluded that the Company did not properly classify mortgage loan origination fees on loans held for sale originated by State Bank. This resulted in the restatement of amounts previously reported in the Company’s condensed consolidated statements of earnings and consolidated statements of cash flows for the three months ended March 31, 2005 and 2004. In addition, certain disclosures in other notes to the condensed consolidated financial statements were restated to reflect the reclassification adjustments.

This restatement arose from management’s determination that the Company had not correctly classified mortgage loan origination fees on loans held for sale originated by State Bank. The Company determined that such fees had been recorded within the consolidated statements of earnings as a component of interest income rather than as a component of gains on sale of loans (in noninterest income) when the loans were sold. In addition, the Company has determined to restate its consolidated statements of cash flows to reclassify the mortgage loan origination fees to operating activities from investing activities. The determination to restate the condensed consolidated financial statements was approved by the Audit Committee of the Company’s board of directors upon the recommendation of the Company’s senior management.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of the restatement on the consolidated statements of earnings were as follows:

	For the Three Months Ended March 31,
	2005			2004
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
	(Dollars in thousands)
Interest income:
Loans	$14,105	$(446)	$13,659	$7,517	$(250)	$7,267
Investment securities	2,864	—	2,864	1,685	—	1,685
Federal funds sold and other temporary investments	8	—	8	4	—	4

Total interest income	16,977	(446)	16,531	9,206	(250)	8,956

Total interest expense	4,472	—	4,472	2,542	—	2,542

Net interest income, before provision for loan losses	12,505	(446)	12,059	6,664	(250)	6,414

Provision for loan losses	722	—	722	150	—	150

Net interest income, after provision for loan losses	11,783	(446)	11,337	6,514	(250)	6,264

Noninterest income:
Service charges on deposit accounts	1,834	—	1,834	1,597	—	1,597
Mortgage servicing revenue	296	—	296	208	—	208
(Loss) gain on sale of investment securities, net	(38)	—	(38)	77	—	77
Net gain on sale of loans	2,144	446	2,590	1,531	250	1,781
Other noninterest income	1,615	—	1,615	491	—	491

Total noninterest income	5,851	446	6,297	3,904	250	4,154

Total noninterest expense	13,439	—	13,439	8,150	—	8,150

Earnings before provision for income taxes	4,195	—	4,195	2,268	—	2,268
Provision for income taxes	1,393	—	1,393	703	—	703

Net earnings	$2,802	$—	$2,802	$1,565	$—	$1,565

For the three months ended March 31, 2005 and 2004, the consolidated statements of cash flows were restated to reflect the reclassification of mortgage loan origination fees from interest income to a component of gains on the sale of loans (in noninterest income). For the three months ended March 31, 2005 and 2004, the restatement decreased net cash provided from operating activities (specifically, an increase in the gains on sale of loans) by approximately $446,000 and $250,000, respectively. For the three months ended March 31, 2005 and 2004, the restatement decreased net cash used by investing activities (proceeds from the sale of loans) by the same amounts. There was no impact on net (decrease) increase in cash and cash equivalents or end of period cash and cash equivalents.

The restatement had no effect on total assets, total liabilities, total shareholders’ equity, net earnings or earnings per share previously reported.

The Company filed a Current Report on Form 8-K on October 5, 2005, announcing that it has determined to restate its consolidated financial statements for 2004, 2003 and 2002 and the first and second quarters of 2005 due to the above errors.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. EARNINGS PER COMMON SHARE

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

4. INTANGIBLE ASSETS

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

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. NEW PRONOUNCEMENTS

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage servicing rights assets are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, loan loss experience, and costs to service, as well as discount rates that consider the risk involved. The Company attempts to offset some of the mortgage servicing rights interest rate risk exposure by designating certain interest rate derivatives as fair value hedges. Because the values of mortgage servicing rights are sensitive to changes in assumptions, the valuation of such assets is considered a critical accounting estimate. Please refer to Note 4 to the Condensed Consolidated Financial Statements above for additional insight into management’s approach in estimating transfers and servicing of financial assets.

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

Summarized below is the financial information by operating segment for the three-month periods ended March 31, 2005 and 2004:

	For the Three Months Ended March 31,
	2005			2004
	Commercial Banking	Mortgage Banking	Total	Commercial Banking	Mortgage Banking	Total
	(Dollars in thousands)
	Restated – See Note 2
Net interest income	$10,061	$1,998	$12,059	$5,115	$1,299	$6,414
Noninterest income	4,024	2,273	6,297	2,372	1,782	4,154

Total income	14,085	4,271	18,356	7,487	3,081	10,568
Provision for loan losses	(722)	—	(722)	(150)	—	(150)
Noninterest expense	(10,419)	(3,020)	(13,439)	(6,130)	(2,020)	(8,150)

Earnings before income taxes	2,944	1,251	4,195	1,207	1,061	2,268
Provision for income taxes	(968)	(425)	(1,393)	(371)	(332)	(703)

Net earnings	$1,976	$826	$2,802	$836	$729	$1,565

Total assets as of March 31	$1,083,574	$96,592	$1,180,166	$591,700	$67,020	$658,720

9. SUBSEQUENT EVENTS

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

Restatement of Financial Statements. The Company restated its condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 to correct the classification of mortgage loan origination fees on loans held for sale originated by State Bank. The restatement decreased interest income by $446,000 or 2.6% and $250,000 or 2.7% for the three months ended March 31, 2005 and 2004, respectively, and increased noninterest income by these same amounts for the same periods. For the three months ended March 31, 2005 and 2004, the restatement lowered the weighted average yield on earning assets for both periods by 18 basis points to 6.67% from 6.85% and to 6.22% from 6.40%, respectively. For the three months ended March 31, 2005 and 2004, the restatement lowered the net interest margin by 18 basis points to 4.87% from 5.05% and by 17 basis points to 4.46% from 4.63%, respectively. The correction did not impact net earnings or earnings per share.

The restatement resulted from a review and assessment by the Company of the classification and recording of mortgage loan origination fees on loans held for sale. Historically, State Bank recorded mortgage loan origination fees as interest income for all mortgage loans originated. For the periods presented since the Company’s acquisition of CHL in February 2004, CHL recorded mortgage loan origination fees as noninterest income for all mortgage loans originated. The Company has since determined that mortgage loan origination fees on all mortgage loans originated by State Bank and CHL with the intent to sell should be recorded as a component of gains on sale of loans (in noninterest income) when the loans are sold and has restated its condensed consolidated financial statements to reflect this change. See Note 2 to the accompanying condensed consolidated financial statements.

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

Net Interest Income. For the three months ended March 31, 2005, net interest income, before the provision for loan losses, increased by 88.0% to $12.1 million compared with $6.4 million for the same period in 2004. The increase was primarily due to the increased volumes in loans and investment securities acquired in connection with acquisitions in 2004 and an improved net interest margin. For the three months ended March 31, 2005 and 2004, the net interest margin and spread increased by 41 basis points to 4.87% from 4.46% and by 32 basis points to 4.53% from 4.21%, respectively.

Interest income for the three months ended March 31, 2005 was $16.5 million compared to $8.9 million for the same period in 2004. As compared with the three months ended March 31, 2004, the average total loan volume for the three months ended March 31, 2005 increased by $307.9 million or 78.6% to $699.8 million, and the average yield on average total loan volume increased 46 basis points to 7.92%. As compared with the three months ended March 31, 2004, the average total investment volume for the three months ended March 31, 2005 increased by $118.0 million or 63.6% to $695.9 million, and the average yield on average investments increased by 17 basis points to 3.83%. For the three months ended March 31, 2005, as compared with the same period in 2004, the yield on total average earning assets increased by 45 basis points to 6.67%. The increase was primarily attributed to the GNB Bancshares and Central Bank branch acquisitions in 2004 coupled with the increase in interest rates.

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
	(Dollars in thousands)
	Restated – See Note 2
Assets
Interest-earning assets:
Total loans	$699,763	$13,659	7.92%	$391,820	$7,267	7.46%
Taxable securities	294,674	2,767	3.81	176,593	1,587	3.61
Tax-exempt securities	8,709	97	4.52	8,815	98	4.47
Federal funds sold and other temporary investments	1,405	8	2.31	1,502	4	1.07

Total interest earning assets	1,004,551	16,531	6.67	578,730	8,956	6.22

Less allowance for loan losses	6,845			3,894

Total interest-earning assets, net of allowance for loan losses	997,706			574,836
Noninterest-earning assets	160,166			75,774

Total assets	$1,157,872			$650,610

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$239,929	$772	1.30%	$151,712	$441	1.17%
Savings and money market accounts	159,844	474	1.20	87,184	237	1.09
Time deposits	296,132	1,831	2.51	182,444	1,111	2.45
Federal funds purchased	21,600	176	3.30	5,195	14	1.08
Securities sold under agreement to repurchase	5,486	20	1.48	1,925	9	1.88
Junior subordinated deferrable interest debentures	17,520	390	9.03	12,365	266	8.65
Other borrowings	105,086	809	3.12	65,861	464	2.83

Total interest-bearing liabilities	845,597	4,472	2.14	506,686	2,542	2.02

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	188,212			95,980
Other liabilities	18,873			7,099

Total liabilities	1,052,682			609,765
Shareholders’ equity	105,190			40,845

Total liabilities and shareholders’ equity	$1,157,872			$650,610

Net interest income		$12,059			$6,414

Net interest spread			4.53%			4.21%
Net interest margin			4.87%			4.46%

(1)	Annualized

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

	Three months ended March 31,
	2005 vs. 2004
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
	Restated – See Note 2
Interest-earning assets:
Total loans	$5,908	$484	$6,392
Investment securities	1,060	119	1,179
Federal funds sold and other temporary investments	—	4	4

Total increase in interest income	6,968	607	7,575
Interest-bearing liabilities:
Interest-bearing demand deposits	256	75	331
Savings and money market accounts	198	39	237
Time deposits	692	28	720
Federal funds purchased	44	118	162
Junior subordinated deferrable interest debentures	111	13	124
Securities sold under agreements to repurchase	—	11	11
Other borrowings	260	85	345

Total increase in interest expense	1,561	369	1,930

Increase in net interest income	$5,407	$238	$5,645

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

Noninterest Income. Noninterest income for the three months ended March 31, 2005 and 2004 was $6.3 million and $4.2 million, respectively, an increase of $2.1 million or 51.6%. The increase is primarily attributed to an increase in service charges on deposit accounts as a result of accounts acquired in the GNB Bancshares and Central Bank branch acquisitions, an increase in the net gains on the sale of mortgage and SBA loans and an increase in commissions on the sale of investment products.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the three months ended March 31,
	2005	2004
	(Dollars in thousands)
	Restated – See Note 2

Service charges on deposit accounts	$1,834	$1,597
Mortgage servicing revenue	296	208
(Loss) gain on sale of investment securities, net	(38)	77
Net gain on sale of loans	2,590	1,781
Other noninterest income	1,615	491

Total noninterest income	$6,297	$4,154

Noninterest Expense. For the three months ended March 31, 2005, noninterest expense increased by $5.3 million or 64.9% to $13.4 million compared with the same period in 2004. The increase in non-interest expense was primarily due to additional employee compensation and benefits and other operating expenses related to the GNB Bancshares, Central Bank branches and the CHL acquisitions and increased occupancy costs.

The following table presents, for the periods indicated, the major categories in noninterest expense:

	For the three months ended March 31,
	2005	2004
	(Dollars in thousands)

Employee compensation and benefits	$7,061	$4,274
Non-staff expenses:
Net occupancy expense	1,805	583
Depreciation and amortization	1,106	750
Data processing	211	312
Legal and professional fees	528	357
Advertising	220	83
Printing and supplies	214	116
Mortgage servicing expense	254	213
Telecommunications	264	134
Other noninterest expense	1,776	1,328

Total non-staff expenses	6,378	3,876

Total noninterest expense	$13,439	$8,150

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

The following table provides a comparison of the Company’s, State Bank’s and GNB Financial’s leverage and risk-weighted capital ratios as of March 31, 2005 to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes		To be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at March 31, 2005
Texas United
Leverage ratio	4.00	%(1)	N/A	7.10%
Tier 1 risk-based capital ratio	4.00		N/A	9.96
Risk-based capital ratio	8.00		N/A	10.83
State Bank
Leverage ratio	4.00	%(2)	5.00%	6.30%
Tier 1 risk-based capital ratio	4.00		6.00	9.16
Risk-based capital ratio	8.00		10.00	10.00
GNB Financial
Leverage ratio	4.00	%(3)	5.00%	9.99%
Tier 1 risk-based capital ratio	4.00		6.00	11.70
Risk-based capital ratio	8.00		10.00	12.72

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The Federal Deposit Insurance Corporation may require State Bank to maintain a leverage ratio above the required minimum.
(3)	The Office of the Comptroller of the Currency may require GNB Financial to maintain a leverage ratio above the required minimum.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

On October 5, 2005, the Company announced that it was required to restate its audited consolidated financial statements as of December 31, 2003 and 2004 and for each of the years in the three year period ended December 31, 2004, and its condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2004 and 2005 to correct the classification of mortgage loan origination fees on loans held for sale originated by State Bank and to restate the condensed consolidated financial statements as of June 30, 2005 and for the six months ended June 30, 2005 and 2004 to correct the classification of mortgage loan origination fees on loans held for sale originated by State Bank and CHL. This restatement is described in Note 2 to the notes to condensed consolidated financial statements. According to the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a restatement of previously issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant deficiency and a strong indicator that a material weakness in internal control over financial reporting exists. The Company and its independent registered public accounting firm, BKD, LLP, have both determined that the failure to properly classify mortgage loan origination fees on loans held for sale indicates a material weakness in the Company’s internal control over financial reporting.

In connection with the Company’s determination to restate the items in Note 2 to the condensed consolidated financial statements, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report and as of September 29, 2005. Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2005, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) were not effective solely because of the material weakness related to controls over the preparation and review of its consolidated statements of earnings and consolidated statements of cash flows. Specifically, the Company did not maintain effective controls to appropriately classify mortgage loan origination fees on loans held for sale originated by State Bank and CHL. For the three months ended March 31, 2005, the Company classified such mortgage loan origination fees on loans held for sale originated by State Bank as interest income rather than as a component of gains on sale of loans (in noninterest income) when the loans were sold. This change in classification resulted in a decrease in interest income, net interest income and net interest margin and a corresponding increase in noninterest income. The change also resulted in a decrease in cash flows from operating activities and a corresponding increase in cash flows from investing activities. There was no change in net earnings or earnings per share. Further, these changes had no effect on the Company’s consolidated balance sheets, consolidated statements of comprehensive income or consolidated statements of changes in shareholders’ equity.

Changes in Internal Control Over Financial Reporting

        There were no changes in the Company’s internal control over financial reporting in the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, during the third quarter of 2005, in an effort to remediate the material weakness in the Company’s internal control over the preparation and review of its consolidated statements of earnings and consolidated statements of cash flows described above, management has implemented procedures and controls to aid in correctly classifying mortgage loan origination fees on loans held for sale originated by State Bank and CHL, including (a) enhancing the method of preparation of the consolidated financial statements and (b) adding staff to the accounting and finance group. Accordingly, management believes these changes will remediate the material weakness discussed above.

PART II

OTHER INFORMATION

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

Date: October 11, 2005	By:	/s/ L. Don Stricklin
L. Don Stricklin
President and Chief Executive Officer
(principal executive officer)

Date: October 11, 2005	By:	/s/ Jeffrey A. Wilkinson
Jeffrey A. Wilkinson
Executive Vice President and Chief Financial Officer
(principal financial officer/principal accounting officer)