Form 10-Q/A
period 2005-06-30
TEXAS UNITED BANCSHARES INC
filed 2005-10-11
CIK 1169238

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Texas United Bancshares, Inc. (the “Company”) for the quarter ended June 30, 2005 (the “Original Form 10-Q”) is to restate the Company’s condensed consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 and to revise related disclosures in the Original Form 10-Q. This restatement is described in detail in Note 2 to the accompanying condensed consolidated financial statements.

The Company restated its condensed consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 to correct the classification of mortgage loan origination fees on loans held for sale. The restatement decreased total interest income by $1.3 million and $268,000 for the three months ended June 30, 2005 and 2004, respectively, and increased total noninterest income by these same amounts for the same periods. The restatement decreased total interest income by $1.8 million and $518,000 for the six months ended June 30, 2005 and 2004, respectively, and increased total noninterest income by these same amounts for the same periods. The correction had no impact on net earnings or earnings per share.

The restatement resulted from a review and assessment by the Company of the classification and recording of mortgage loan origination fees on loans held for sale. Historically, State Bank recorded mortgage loan origination fees as interest income for all mortgage loans originated. Since the Company’s acquisition of Community Home Loan (“CHL”) in 2004, CHL recorded mortgage loan origination fees as noninterest income for all mortgage loans originated. In the second quarter of 2005, CHL was restructured and became a part of the mortgage division of State Bank. After that occurred, to be consistent with the way the Company has historically recorded mortgage loan origination fees for loans originated by State Bank, the Company reclassified the mortgage loan origination fees for loans generated by CHL (operating as a division of State Bank) as interest income. The Company has since determined that mortgage loan origination fees on all mortgage loans originated by State Bank and CHL with the intent to sell should be recorded as a component of gains on sale of loans (in noninterest income) when the loans are sold and has restated its condensed consolidated financial statements to reflect this change.

As a result of the restatement, the Company has determined it to be necessary to amend the Original Form 10-Q to reflect mortgage loan origination fees on loans held for sale as a component of gains on sale of loans (in noninterest income) when the loans were sold rather than interest income. This Amendment No. 1 amends and restates in its entirety Part I, Items 1, 2 and 4 and Part II, Item 6 of the Original Form 10-Q. This Amendment No. 1 continues to reflect circumstances as of the date of the filing of the Original Form 10-Q and does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of the restatement as described in Note 2 to the accompanying condensed consolidated financial statements.

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

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	Restated – See Note 2		Restated – See Note 2
Interest income:
Loans	$14,840	$7,723	$28,499	$14,990
Investment securities:
Taxable	2,810	1,825	5,577	3,412
Tax-exempt	97	97	194	195
Federal funds sold and other temporary investments	31	3	39	7

Total interest income	17,778	9,648	34,309	18,604

Interest expense:
Deposits	3,350	2,035	6,427	3,824
Federal funds purchased	331	48	507	62
Borrowings	738	419	1,547	892
Securities sold under agreements to repurchase	26	—	46	—
Junior subordinated deferrable interest debentures	391	266	781	532

Total interest expense	4,836	2,768	9,308	5,310

Net interest income	12,942	6,880	25,001	13,294
Provision for loan losses	1,041	300	1,763	450

Net interest income after provision for loan losses	11,901	6,580	23,238	12,844

Noninterest income:
Service charges on deposit accounts	1,978	2,228	3,812	3,825
Mortgage servicing revenue	263	290	559	498
(Loss) gain on sale of investment securities, net	(84)	71	(122)	148
Net gain on sale of loans	2,385	1,506	4,975	3,660
Other noninterest income	704	840	2,319	958

Total noninterest income	5,246	4,935	11,543	9,089

Noninterest expense:
Employee compensation and benefits	8,180	5,722	15,241	9,996
Occupancy	1,970	1,117	3,775	2,205
Other noninterest expense	3,047	2,357	7,620	5,145

Total noninterest expense	13,197	9,196	26,636	17,346

Earnings before provision for income taxes	3,950	2,319	8,145	4,587
Provision for income taxes	1,338	824	2,731	1,527

Net earnings	$2,612	$1,495	$5,414	$3,060

Earnings per common share:
Basic	$0.33	$0.37	$0.69	$0.76
Diluted	$0.33	$0.36	$0.68	$0.73
Weighted average shares outstanding:
Basic	7,805	4,020	7,802	4,015
Diluted	7,964	4,200	7,966	4,197

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

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
	Restated – See Note 2
Cash flows from operating activities net of effects of acquisition:
Net earnings	$5,414	$3,060
Adjustments to reconcile net earnings to net cash provided (used) by operating activities net of effects of acquisitions:
Depreciation and amortization	2,410	1,511
Reversal of mortgage servicing rights impairment	—	(263)
Provision for loan losses	1,763	450
Loss (gain) on sales of securities, net	122	(148)
Gain on sale of other real estate and premises and equipment	(544)	(523)
Gain on sales of loans	(4,975)	(3,660)
Amortization of premium, net of discounts on securities	636	667
Changes in:
Loans held for sale	17,609	(2,833)
Other assets	(3,533)	(2,391)
Other liabilities	177	(1,485)

Net cash provided (used) by operating activities	19,079	(5,615)

Cash flows from investing activities net of effects of acquisition:
Purchases of securities, available-for-sale	(27,934)	(103,019)
Purchases of securities, held-to-maturity	(12,826)	—
Proceeds from sales, maturities, and principal paydowns of securities available-for-sale	35,592	42,426
Net change in loans	(111,801)	(38,332)
Proceeds from sale of other real estate, loans, premises and equipment	5,519	3,970
Acquisition of Community Home Loan, Inc. (net of cash acquired of $762)	—	(300)
Purchases of premises and equipment	(4,015)	(3,120)

Net cash used by investing activities	(115,465)	(98,375)

Cash flows from financing activities net of effects of acquisition:
Net change in:
Deposits	22,281	66,304
Other borrowings	58,589	6,091
Federal funds purchased	16,796	26,146
Securities sold under repurchase agreements	76	7,173
Net proceeds from issuance of common stock upon exercise of employee stock options	52	67
Dividends paid	(1,163)	(558)

Net cash provided by financing activities	96,631	105,223

Net increase in cash and cash equivalents	245	1,233
Cash and cash equivalents at beginning of period	40,767	17,268

Cash and cash equivalents at end of period	$41,012	$18,501

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

2. RESTATEMENT

In the third quarter 2005, management concluded that the Company did not properly classify mortgage loan origination fees on loans held for sale. Specifically, the Company classified such fees as interest income rather than as a component of gains on sale of loans (in noninterest income) when the loans were sold. This resulted in the restatement of amounts previously reported in the Company’s consolidated statements of earnings for the three and six months ended

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2005 and 2004 and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004. In addition, certain disclosures in other notes to the condensed consolidated financial statements were restated to reflect the reclassification adjustments.

This restatement arose from management’s determination that the Company had not correctly classified mortgage loan origination fees on loans held for sale. The Company determined that such fees had been recorded within the consolidated statements of earnings as a component of interest income rather than a component of gains on sale of loans (in noninterest income) when the loans were sold. In addition, the Company has determined to restate its consolidated statements of cash flows to reclassify the mortgage loan origination fees to operating activities from investing activities. The determination to restate the condensed consolidated financial statements was approved by the Audit Committee of the Company’s board of directors upon the recommendation of the Company’s senior management.

The effects of the restatement on the consolidated statements of earnings were as follows:

	For the Three Months Ended June 30,
	2005			2004
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
	(Dollars in thousands)
Interest income:
Loans	$16,189	$(1,349)	$14,840	$7,991	$(268)	$7,723
Investment securities	2,907	—	2,907	1,922	—	1,922
Federal funds sold and other temporary investments	31	—	31	3	—	3

Total interest income	19,127	(1,349)	17,778	9,916	(268)	9,648
Total interest expense	4,836	—	4,836	2,768	—	2,768

Net interest income, before provision for loan losses	14,291	(1,349)	12,942	7,148	(268)	6,880
Provision for loan losses	1,041	—	1,041	300	—	300

Net interest income, after provision for loan losses	13,250	(1,349)	11,901	6,848	(268)	6,580

Noninterest income:
Service charges on deposit accounts	1,978	—	1,978	2,228	—	2,228
Mortgage servicing revenue	263	—	263	290	—	290
(Loss) gain on sale of investment securities, net	(84)	—	(84)	71	—	71
Net gain on sale of loans	1,036	1,349	2,385	1,238	268	1,506
Other noninterest income	704	—	704	840	—	840

Total noninterest income	3,897	1,349	5,246	4,667	268	4,935

Total noninterest expense	13,197	—	13,197	9,196	—	9,196

Earnings before provision for income taxes	3,950	—	3,950	2,319	—	2,319
Provision for income taxes	1,338	—	1,338	824	—	824

Net earnings	$2,612	$—	$2,612	$1,495	$—	$1,495

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Six Months Ended June 30,
	2005			2004
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
	(Dollars in thousands)
Interest income:
Loans	$30,294	$(1,795)	$28,499	$15,508	$(518)	$14,990
Investment securities	5,771	—	5,771	3,607	—	3,607
Federal funds sold and other temporary investments	39	—	39	7	—	7

Total interest income	36,104	(1,795)	34,309	19,122	(518)	18,604

Total interest expense	9,308	—	9,308	5,310	—	5,310

Net interest income, before provision for loan losses	26,796	(1,795)	25,001	13,812	(518)	13,294

Provision for loan losses	1,763	—	1,763	450	—	450

Net interest income, after provision for loan losses	25,033	(1,795)	23,238	13,362	(518)	12,844

Noninterest income:
Service charges on deposit accounts	3,812	—	3,812	3,825	—	3,825
Mortgage servicing revenue	559	—	559	498	—	498
(Loss) gain on sale of investment securities, net	(122)	—	(122)	148	—	148
Net gain on sale of loans	3,180	1,795	4,975	3,142	518	3,660
Other noninterest income	2,319	—	2,319	958	—	958

Total noninterest income	9,748	1,795	11,543	8,571	518	9,089

Total noninterest expense	26,636	—	26,636	17,346	—	17,346

Earnings before provision for income taxes	8,145	—	8,145	4,587	—	4,587
Provision for income taxes	2,731	—	2,731	1,527	—	1,527

Net earnings	$5,414	$—	$5,414	$3,060	$—	$3,060

For the six months ended June 30, 2005 and 2004, the consolidated statements of cash flows were restated to reflect the reclassification of mortgage loan origination fees from interest income to a component of gains on the sale of loans (in noninterest income). For the six months ended June 30, 2005 and 2004, the restatement decreased net cash provided from operating activities (specifically, an increase in the gain on sale of loans) by approximately $1.8 million and $518,000, respectively. For the six months ended June 30, 2005 and 2004, the restatement decreased net cash used by investing activities (proceeds from the sale of loans) by the same amounts. There was no impact on net increase in cash and cash equivalents or end of period cash and cash equivalents.

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

The amounts shown above do not give effect to the additional shares that the Company will issue related to the pending acquisition of Gateway Holding Company, Inc., as more fully described in Note 8.

4. INTANGIBLE ASSETS

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

The trust preferred securities issued by the Company’s subsidiary trusts are currently included in the Company’s Tier 1 capital for regulatory purposes. On March 1, 2005, the Federal Reserve Board adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to more strict quantitative and qualitative limits. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. The new rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill less any associated deferred tax liability. The amount of such excess trust preferred securities are includable in Tier 2 capital. Assuming these final rules were effective at June 30, 2005, the Company’s Tier 1 risk-based capital ratio, its total risk-based capital ratio and its Tier 1 leverage ratio would remain unchanged. The new quantitative limits will be fully effective June 30, 2007.

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

Accounting for Stock Based Compensation

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123). FASB Statement No. 123(R), Share Based Payment (SFAS 123(R)), supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and its related implementation guidance. SFAS 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. The impact to the Company of SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions —in this case primarily stock options. The Company currently accounts for its stock-based compensation using the intrinsic method as defined in APB 25 and, accordingly, has not recognized any expense for stock option plans in the consolidated financial statements. Implementation of SFAS 123(R) is required for the Company beginning in the interim period ending June 30, 2006. The Company is currently analyzing this new pronouncement to determine the impact on its consolidated financial statements. As a result of SFAS 123(R), the Company may adopt different models than are currently utilized to calculate the expense effect associated with the Company’s stock options. Note 1 of the condensed consolidated financial statements illustrates the effect on net earnings and earnings per share if the Company had applied the fair value provisions of SFAS 123.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage Loan Interest Rate Lock Commitments

The Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) 105, “Loan Commitments Accounted for as Derivative Instruments.” SAB 105 requires that a lender should not consider the expected future cash flows related to loan servicing or include any internally developed intangible assets, such as customer-related intangible assets, in determining the fair value of loan commitments accounted for as derivatives. Companies were required to adopt SAB 105 effective no later than for commitments entered into after June 30, 2004. The requirements of SAB 105 apply to the Company’s mortgage loan interest rate lock commitments related to loans held for sale. At June 30, 2005, such commitments with a notional amount of approximately $33.6 million were outstanding. The Company’s current accounting policy is to not record the fair value of these commitments as management has deemed such amounts immaterial. The Company adopted SAB 105 at the beginning of its second quarter of 2004, and the application of this guidance did not have a significant impact on the Company’s consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. SEGMENT INFORMATION

The Company has two reportable operating segments; commercial banking and mortgage banking. The Company reports the financial position and the results of operations on a consolidated basis. The commercial banking and the mortgage banking segments are managed separately because each business requires different marketing strategies and each offers different products and services.

Summarized below is the financial information by operating segment for the three and six-month periods ended June 30, 2005:

	For the Three Months Ended June 30, 2005			For the Six Months Ended June 30, 2005
	Commercial Banking	Mortgage Banking	Consolidated	Commercial Banking	Mortgage Banking	Consolidated
	(Dollars In thousands)
	Restated – See Note 2

Net interest income	$10,509	$2,433	$12,942	$20,570	$4,431	$25,001
Noninterest income	1,813	3,433	5,246	5,837	5,706	11,543

Total income	12,322	5,866	18,188	26,407	10,137	36,544
Provision for loan losses	(1,041)	—	(1,041)	(1,763)	—	(1,763)
Noninterest expense	(9,235)	(3,962)	(13,197)	(19,654)	(6,982)	(26,636)

Earnings before income taxes	2,046	1,904	3,950	4,990	3,155	8,145
Provision for income taxes	(691)	(647)	(1,338)	(1,658)	(1,073)	(2,731)

Net earnings	$1,355	$1,257	$2,612	$3,332	$2,082	$5,414

Total assets as of June 30, 2005	$1,114,398	$127,605	$1,242,003	$1,114,398	$127,605	$1,242,003

8. PENDING ACQUISITION

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

Restatement of Financial Statements. The Company restated its condensed consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 to correct the classification of mortgage loan origination fees on loans held for sale. For the three months ended June 30, 2005 and 2004, the restatement decreased total interest income by $1.3 million or 8.3% and by $268,000 or 3.4%, respectively, and increased total noninterest income by these same amounts for the same periods. For the three months ended June 30, 2005 and 2004, the restatement lowered the weighted average yield on earning assets by 51 basis points to 6.71% from 7.22% and by 17 basis points to 6.01% from 6.18%, respectively. For the three months ended June 30, 2005 and 2004, the restatement lowered the net interest margin by 51 basis points to 4.88% from 5.39% and by 17 basis points to 4.29% from 4.46%, respectively.

For the six months ended June 30, 2005 and 2004, the restatement decreased total interest income by $1.8 million or 5.9% and by $518,000 or 3.3%, respectively, and increased total noninterest income by these same amounts for the same periods. For the six months ended June 30, 2005 and 2004, the restatement lowered the weighted average yield on earning assets by 35 basis points to 6.69% from 7.04% and by 17 basis points to 6.16% from 6.33%, respectively. For the six months ended June 30, 2005 and 2004, the restatement lowered the net interest margin by 35 basis points to 4.88% from 5.23% and by 17 basis points to 4.40% from 4.57%, respectively. The correction had no impact on net earnings or earnings per share.

The restatement resulted from a review and assessment by the Company of the classification and recording of mortgage loan origination fees on loans held for sale. Historically, State Bank recorded mortgage loan origination fees as interest income for all mortgage loans originated. Since the Company’s acquisition of CHL in February 2004, CHL recorded mortgage loan origination fees as noninterest income for all mortgage loans originated. In the second quarter of 2005, CHL was restructured and became a part of the mortgage division of State Bank. After that occurred, to be consistent with the way the Company has historically recorded mortgage loan origination fees for loans originated by State Bank, the Company reclassified mortgage loan origination fees for loans generated by CHL (operating as a division of State Bank) as interest income. The Company has since determined that mortgage loan origination fees on all mortgage loans originated by State Bank and CHL with the intent to sell should be recorded as a component of gains on sale of loans (in noninterest income) when the loans are sold and has restated its condensed consolidated financial statements to reflect this change. See Note 2 to the accompanying condensed consolidated financial statements.

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

General. The Company is the bank holding company for State Bank, a commercial bank headquartered in La Grange, Texas, and GNB Financial, n.a., a commercial bank headquartered in Gainesville, Texas. State Bank has twenty full service banking locations serving twelve counties within central and south central Texas and GNB Financial has seven full service banking centers located in Cooke, Denton and Ellis counties surrounding the Dallas-Ft. Worth metroplex. In addition, State Bank has four loan production offices and thirteen limited services branches located in Houston, San Antonio and Austin, Texas. In May 2005, the thirteen loan production offices of CHL became limited service branches of State Bank. These limited service branches have the capability to make lending decisions, in addition to obtaining loan applications. The Company provides a wide array of financial services to small and medium-sized businesses, including commercial loans and commercial mortgage loans, and loans to individuals, including 1-4 family residential mortgage loans and consumer loans.

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

Mortgage servicing rights assets are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, loan loss experience, and costs to service, as well as discount rates that consider the risk involved. The Company attempts to offset some of the mortgage servicing rights interest rate risk exposure by designating certain interest rate derivatives as fair value hedges. Because the values of mortgage servicing rights are sensitive to changes in assumptions, the valuation of these assets are considered a critical accounting estimate. Please refer to Note 4 to the condensed consolidated financial statements above and discussion of “Noninterest Income” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional insight into management’s approach in estimating transfers and servicing of financial assets.

Net Interest Income. For the three months ended June 30, 2005, net interest income, before the provision for loan losses, increased 88.1% to $12.9 million from $6.9 million for the same period in 2004. The increase was primarily due to increased earning-asset volumes that were partially offset by higher interest-bearing liabilities acquired in connection with the acquisitions in 2004 and internal growth resulting in an improved net interest margin. For the three months ended June 30, 2005 and 2004, the net interest margin increased 59 basis points to 4.88% from 4.29% and the net interest spread increased 48 basis points to 4.05% from 4.53%, respectively.

For the six months ended June 30, 2005, net interest income, before the provision for loan losses, increased 88.1% to $25.0 million compared with $13.3 million for the same period in 2004. For the six months ended June 30, 2005 and 2004, the net interest margins and spreads increased 48 basis points to 4.88% from 4.40% and 35 basis points to 4.52% from 4.17%, respectively. The higher net interest margin was primarily due to the increased earning-assets acquired in connection with the 2004 acquisitions, with a 53 basis point increase in earning-asset yield that was partially offset by higher interest-bearing liabilities with an 18 basis point increase in the cost of funds.

Interest Income. Interest income for the three months ended June 30, 2005 was $17.8 million compared with $9.6 million for the same period in 2004. As compared to the three months ended June 30, 2004, the average total loan volumes for the three months ended June 30, 2005 increased $330.1 million or 77.7%, while the average yields on average total loan volumes increased 58 basis points to 7.89%. Average total investment volumes for the three months ended June 30, 2005 increased $84.9 million or 38.8% compared with the same period in 2004, while the average yields on average investments increased 34 basis points. For the three months ended June 30, 2005, compared to the same period in 2004, the yield on average earning assets increased 70 basis points to 6.71%.

Interest income for the six months ended June 30, 2005 was $34.3 million compared with $18.6 million for the same period in 2004. As compared to the six months ended June 30, 2004, average total loan volumes for the six months ended June 30, 2005 increased $319.2 million or 78.2%, while the average yields on average total loans increased 52 basis points to 7.90%. As compared with the six months ended June 30, 2004, average total investment volumes for the six months ended June 30, 2004 increased $105.9 million or 53.5%, while the average yields on average investments increased 13 basis points. For the six months ended June 30, 2005 compared to the same period in 2004, the yield on average earning assets increased 53 basis points to 6.69%.

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

	For the Three Months Ended June 30,
	2005			2004
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Assets	Restated – See Note 2
Interest-earning assets:
Total loans	$754,879	$14,840	7.89%	$424,805	$7,723	7.31%
Taxable securities	291,541	2,810	3.87	210,413	1,825	3.49
Tax-exempt securities	12,488	97	3.12	8,674	97	4.50
Federal funds sold and other temporary investments	4,313	31	2.88	1,322	3	0.91

Total interest earning assets	1,063,221	17,778	6.71	645,214	9,648	6.01

Less allowance for loan losses	7,014			3,989

Total interest-earning assets, net of allowance for loan losses	1,056,207			641,225
Noninterest-earning assets	155,838			74,943

Total assets	$1,212,045			$716,168

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$218,768	$715	1.31%	$161,756	$503	1.25%
Savings and money market accounts	157,162	504	1.29	94,253	249	1.06
Time deposits	317,519	2,131	2.69	198,938	1,283	2.59
Federal funds purchased	37,038	331	3.58	18,167	48	1.06
Securities sold under agreement to repurchase	6,256	26	1.67	—	—	—
Junior subordinated deferrable interest debentures	17,520	391	8.95	12,365	266	8.65
Other borrowings	134,168	738	2.21	81,972	419	2.06

Total interest-bearing liabilities	888,431	4,836	2.18	567,451	2,768	1.96

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	202,440			106,507
Other liabilities	15,109			4,250

Total liabilities	1,105,980			678,208
Shareholders’ equity	106,065			37,960

Total liabilities and shareholders’ equity	$1,212,045			$716,168

Net interest income		$12,942			$6,880

Net interest spread			4.53%			4.05%
Net interest margin			4.88%			4.29%

(1)	Annualized

	For the Six Months Ended June 30,
	2005			2004
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Assets	Restated – See Note 2
Interest-earning assets:
Total loans	$727,491	$28,499	7.90%	$408,329	$14,990	7.38%
Taxable securities	293,104	5,577	3.84	189,099	3,412	3.63
Tax-exempt securities	10,599	194	3.69	8,744	195	4.48
Federal funds sold and other temporary investments	2,848	39	2.76	1,410	7	1.00

Total interest earning assets	1,034,042	34,309	6.69	607,582	18,604	6.16
Less allowance for loan losses	6,921			3,964

Total interest-earning assets, net of allowance for loan losses	1,027,121			603,618
Noninterest-earning assets	157,838			78,640

Total assets	$1,184,959			$682,258

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$229,304	$1,488	1.31%	$155,818	$952	1.23%
Savings and money market accounts	158,494	977	1.24	92,588	487	1.06
Time deposits	306,858	3,962	2.60	190,680	2,385	2.52
Federal funds purchased	27,521	507	3.71	11,075	62	1.13
Securities sold under agreement to repurchase	5,874	46	1.58	—	—	—
Junior subordinated deferrable interest debentures	17,520	781	8.99	12,365	532	8.65
Other borrowings	119,722	1,547	2.61	75,023	892	2.39

Total interest-bearing liabilities	865,293	9,308	2.17	537,549	5,310	1.99

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	195,364			101,321
Other liabilities	18,467			4,491

Total liabilities	1,079,124			643,361
Shareholders’ equity	105,835			38,897

Total liabilities and shareholders’ equity	$1,184,959			$682,258

Net interest income		$25,001			$13,294

Net interest spread			4.52%			4.17%
Net interest margin			4.88%			4.40%

(1)	Annualized

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

	Three Months Ended June 30,
	2005 vs. 2004
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
	Restated – See Note 2
Interest-earning assets:
Total loans	$6,001	$1,116	$7,117
Securities	747	238	985
Federal funds sold and other temporary investments	7	21	28

Total increase in interest income	6,755	1,375	8,130
Interest-bearing liabilities:
Interest-bearing demand deposits	177	35	212
Savings and money market accounts	166	89	255
Time deposits	765	83	848
Federal funds purchased	50	233	283
Junior subordinated deferrable interest debentures	111	14	125
Securities sold under agreements to repurchase	26	—	26
Other borrowings	267	52	319

Total increase in interest expense	1,562	506	2,068

Increase in net interest income	$5,193	$869	$6,062

	Six Months Ended June 30,
	2005 vs. 2004
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
	Restated – See Note 2
Interest-earning assets:
Total loans	$11,717	$1,792	$13,509
Securities	1,917	247	2,164
Federal funds sold and other temporary investments	7	25	32

Total increase in interest income	13,641	2,064	15,705
Interest-bearing liabilities:
Interest-bearing demand deposits	449	87	536
Savings and money market accounts	347	143	490
Time deposits	1,453	124	1,577
Federal funds purchased	91	354	445
Junior subordinated deferrable interest debentures	222	27	249
Securities sold under agreements to repurchase	46	—	46
Other borrowings	531	124	655

Total increase in interest expense	3,139	859	3,998

Increase in net interest income	$10,502	$1,205	$11,707

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

Noninterest Income. Noninterest income for the three months ended June 30, 2005 and 2004 was $5.2 million and $4.9 million, respectively, an increase of $311,000 or 6.3%. The increase in noninterest income was primarily the result of higher net gains on sale of loans that were partially offset by lower service charges on deposit accounts, reduced mortgage servicing revenue, a net loss on sales of securities, and lower other noninterest income.

For the six months ended June 30, 2005 and 2004, noninterest income was $11.5 million and $9.1 million, respectively, an increase of $2.4 million or 27.0%. The increase in noninterest income for the six months ended June 30, 2005, compared to the same period in 2004, was primarily due to commissions received on increased sales of investment service products, increased net gains on sale of loans, and slightly higher mortgage servicing revenue that was partially offset by net losses on the sale of securities.

The following table presents, for the periods indicated, the categories of noninterest income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
	Restated – See Note 2

Service charges on deposit accounts	$1,978	$2,228	$3,812	$3,825
Mortgage servicing revenue	263	290	559	498
Net (loss) gain on sale of securities	(84)	71	(122)	148
Net gain on sale of loans	2,385	1,506	4,975	3,660
Other noninterest income	704	840	2,319	958

Total noninterest income	$5,246	$4,935	$11,543	$9,089

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

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. At June 30, 2005, the Company had cash and cash equivalents of $41.0 million, up from $40.8 million at December 31, 2004. The increase was mainly attributed to the increase in borrowings partially offset by the increase in loans.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

On October 5, 2005, the Company announced that it was required to restate its audited consolidated financial statements as of December 31, 2003 and 2004 and for each of the years in the three year period ended December 31, 2004, and its condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2004 and 2005 to correct the classification of mortgage loan origination fees on loans held for sale originated by State Bank and to restate the condensed consolidated financial statements as of June 30, 2005 and for the six months ended June 30, 2005 and 2004 to correct the classification of mortgage loan origination fees on loans held for sale originated by State Bank and CHL. This restatement is described in Note 2 to the condensed consolidated financial statements. According to the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a restatement of previously issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant deficiency and a strong indicator that a material weakness in internal control over financial reporting exists. The Company and its independent registered public accounting firm, BKD, LLP, have both determined that the failure to properly classify mortgage loan origination fees on loans held for sale indicates a material weakness in the Company’s internal control over financial reporting.

In connection with the Company’s determination to restate the items in Note 2 to the condensed consolidated financial statements, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report and as of September 29, 2005. Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2005, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) were not effective solely because of the material weakness related to controls over the preparation and review of its consolidated statements of earnings and consolidated statements of cash flows. Specifically, the Company did not maintain effective controls to appropriately classify mortgage loan origination fees on loans held for sale originated by State Bank and CHL. The Company classified such mortgage loan origination fees as interest income rather than as a component of gains on sale of loans (in noninterest income) when the loans were sold. This change in classification resulted in a decrease in interest income, net interest income and net interest margin and a corresponding increase in noninterest income. The change also resulted in a decrease in cash flows from operating activities and a corresponding increase in cash flows from investing activities. There was no change in net earnings or earnings per share. Further, these changes had no effect on the Company’s consolidated balance sheets, consolidated statements of comprehensive income or consolidated statements of changes in shareholders’ equity.

Changes in Internal Control Over Financial Reporting

        There were no changes in the Company’s internal control over financial reporting in the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, during the third quarter of 2005, in an effort to remediate the material weakness in the Company’s internal control over the preparation and review of its consolidated statements of earnings and consolidated statements of cash flows described above, management has implemented procedures and controls to aid in correctly classifying mortgage loan origination fees on loans held for sale originated by State Bank and CHL, including (a) enhancing the method of preparation of the consolidated financial statements and (b) adding staff to the accounting and finance group. Accordingly, management believes these changes will remediate the material weakness discussed above.

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