Form 10-Q
period 2005-09-30
TEXAS UNITED BANCSHARES INC
filed 2005-11-17
CIK 1169238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

As of October 31, 2005, the number of outstanding shares of Common Stock, par value $1.00 per share, was 7,845,472.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$41,282	$36,752
Federal funds sold and other temporary investments	6,600	4,015

Total cash and cash equivalents	47,882	40,767
Investment securities available-for-sale, at fair value	223,668	301,631
Investment securities held-to-maturity, at cost	24,563	—
Loans, net	829,725	659,884
Loans held for sale	10,301	26,979
Premises and equipment, net	43,807	39,730
Accrued interest receivable	6,207	5,214
Goodwill	40,117	40,117
Core deposit intangibles	4,783	5,341
Mortgage servicing rights	4,834	4,698
Other assets	19,635	17,005

Total assets	$1,255,522	$1,141,366

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$217,638	$187,454
Interest-bearing	663,090	692,621

Total deposits	880,728	880,075

Federal funds purchased	—	15,125
Other liabilities	13,708	11,603
Borrowings	227,882	105,940
Securities sold under repurchase agreements	6,698	6,291
Junior subordinated deferrable interest debentures	17,520	17,520

Total liabilities	1,146,536	1,036,554

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 500,000 shares authorized, none of which are issued and outstanding	—	—
Common stock, $1.00 par value, 20,000,000 authorized; 7,851,567 shares issued and 7,845,472 outstanding as of September 30, 2005 and 7,802,467 shares issued and 7,796,372 outstanding as of December 31, 2004	7,851	7,802
Additional paid-in capital	76,171	75,935
Retained earnings	28,149	21,921
Accumulated other comprehensive loss	(3,068)	(729)
Less treasury stock, at cost	(117)	(117)

Total shareholders’ equity	108,986	104,812

Total liabilities and shareholders’ equity	$1,255,522	$1,141,366

See accompanying notes to condensed consolidated financial statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004 (Restated – See Note 2)	2005	2004 (Restated – See Note 2)
Interest income:
Loans	$17,079	$8,966	$45,452	$23,956
Investment securities:
Taxable	2,483	2,227	7,994	5,639
Tax-exempt	296	97	529	292
Federal funds sold and other temporary investments	17	7	58	14

Total interest income	19,875	11,297	54,033	29,901

Interest expense:
Deposits	3,499	2,320	9,927	6,144
Federal funds purchased	378	57	851	119
Borrowings	1,824	643	3,765	1,535
Securities sold under agreements to repurchase	29	—	75	—
Junior subordinated deferrable interest debentures	391	266	1,171	798

Total interest expense	6,121	3,286	15,789	8,596

Net interest income	13,754	8,011	38,244	21,305
Provision for loan losses	1,035	700	2,798	1,150

Net interest income after provision for loan losses	12,719	7,311	35,446	20,155

Noninterest income:
Service charges on deposit accounts	2,398	1,869	6,696	5,196
Mortgage servicing revenue	358	217	917	715
(Loss) gain on sale of investment securities, net	(63)	19	(184)	167
Net gain on sale of loans	2,521	2,716	7,496	6,930
Other noninterest income	1,206	367	3,984	1,269

Total noninterest income	6,420	5,188	18,909	14,277

Noninterest expense:
Employee compensation and benefits	9,492	5,664	24,733	15,660
Occupancy	1,986	1,214	5,786	3,419
Other noninterest expense	3,724	3,411	11,754	8,556

Total noninterest expense	15,202	10,289	42,273	27,635

Earnings before provision for income taxes	3,937	2,210	12,082	6,797
Provision for income taxes	1,247	649	3,978	2,176

Net earnings	$2,690	$1,561	$8,104	$4,621

Earnings per common share:
Basic	$0.34	$0.30	$1.04	$1.04
Diluted	$0.34	$0.29	$1.02	$1.00
Weighted average shares outstanding:
Basic	7,815	5,249	7,806	4,427
Diluted	7,979	5,421	7,965	4,605

See accompanying notes to condensed consolidated financial statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings	$2,690	$1,561	$8,104	$4,621

Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on investment securities arising during the period	(711)	3,821	(2,218)	737
Less: Reclassification adjustment for (losses) gains included in net earnings	(42)	13	(121)	110

Other comprehensive (loss) income	(753)	3,808	(2,339)	627

Total comprehensive income	$1,937	$5,369	$5,765	$5,248

See accompanying notes to condensed consolidated financial statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Year Ended December 31, 2004 and

Nine Months Ended September 30, 2005

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock At Cost	Total
	Shares	At Par
Balance at January 1, 2004	4,008,192	$4,008	$16,911	$17,422	$(237)	$(117)	$37,987
Net earnings	—	—	—	6,050	—	—	6,050
Unrealized loss on securities, net of tax and reclassification adjustment	—	—	—	—	(492)	—	(492)

Accumulated other comprehensive income	—	—	—	—	—	—	5,558
Issuance of common stock related to the acquisition of Community Home Loan, Inc.	11,765	12	188	—	—	—	200
Issuance of common stock in public offering	2,300,000	2,300	33,729	—	—	—	36,029
Issuance of common stock related to the acquisition of GNB Financial, n.a.	1,456,819	1,457	24,980	—	—	—	26,437
Issuance of common stock upon exercise of employee stock options	25,691	25	127	—	—	—	152
Dividends ($0.28 per share)	—	—	—	(1,551)	—	—	(1,551)

Balance at December 31, 2004	7,802,467	$7,802	$75,935	$21,921	$(729)	$(117)	$104,812

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock At Cost	Total
	Shares	At Par
Balance at January 1, 2005	7,802,467	$7,802	$75,935	$21,921	$(729)	$(117)	$104,812
Net earnings	—	—	—	8,104	—	—	8,104
Unrealized loss on securities, net of tax and reclassification adjustment	—	—	—	—	(2,339)	—	(2,339)

Accumulated other comprehensive income	—	—	—	—	—	—	5,765
Issuance of common stock upon exercise of employee stock options	49,100	49	236	—	—	—	285
Dividends ($0.24 per share)	—	—	—	(1,876)	—	—	(1,876)

Balance at September 30, 2005	7,851,567	$7,851	$76,171	$28,149	$(3,068)	$(117)	$108,986

See accompanying notes to condensed consolidated financial statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004 (Restated – See Note 2)
Cash flows from operating activities net of effects of acquisitions:
Net earnings	$8,104	$4,621
Adjustments to reconcile net earnings to net cash provided (used) by operating activities net of effects of acquisitions:
Depreciation and amortization	3,672	2,375
Reversal of mortgage servicing rights impairment	—	(263)
Provision for loan losses	2,798	1,150
Loss (gain) on sales of securities, net	184	(167)
Gain on sale of other real estate and premises and equipment	92	75
Gains on sales of loans	(7,496)	(6,930)
Amortization of premium, net of discounts on securities	1,008	975
Changes in:
Loans held for sale	16,678	1,546
Other assets	(4,696)	(3,877)
Other liabilities	3,310	1,718

Net cash provided by operating activities	23,654	1,223

Cash flows from investing activities net of effects of acquisitions:
Purchases of securities, available-for-sale	(25,075)	(121,303)
Purchases of securities, held-to-maturity	(24,568)	—
Proceeds from sales, maturities, and principal paydowns of securities available-for-sale	98,307	50,240
Net change in loans	(169,874)	(72,584)
Proceeds from sale of other real estate, loans, premises and equipment	5,061	1,742
Purchases of premises and equipment	(6,676)	(4,035)
Acquisition of Central Bank branches	—	62,515
Acquisition of Community Home Loan, Inc.	—	(538)

Net cash used in investing activities	(122,825)	(83,963)

Cash flows from financing activities net of effects of acquisitions:
Net change in:
Deposits	653	88,399
Other borrowings	121,942	(41,314)
Federal funds purchased	(15,125)	(5,918)
Securities sold under repurchase agreements	407	8,116
Net proceeds from issuance of common stock upon exercise of employee stock options	285	96
Net proceeds from issuance of common stock in public offering	—	36,128
Dividends paid	(1,876)	(839)

Net cash provided by financing activities	106,286	84,668

Net increase in cash and cash equivalents	7,115	1,928
Cash and cash equivalents at beginning of period	40,767	17,268

Cash and cash equivalents at end of period	$47,882	$19,196

See accompanying notes to condensed consolidated financial statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND STOCK BASED COMPENSATION

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Texas United Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries, Texas United Nevada, Inc. (“TUNI”), State Bank (“State”), and GNB Financial, n.a. (“GNB”). All material intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements of the Company.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at September 30, 2005, the Company’s consolidated results of operations for the three and nine months ended September 30, 2005 and 2004, respectively, consolidated cash flows for the nine months ended September 30, 2005 and 2004, and consolidated changes in shareholders’ equity for the nine months ended September 30, 2005 and the year ended December 31, 2004. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2004 year-end consolidated balance sheet and statement of changes in shareholders’ equity data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

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

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma disclosures below use the fair value method of SFAS 123 to measure compensation expense for stock-based compensation plans.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Net earnings, as reported	$2,690	$1,561	$8,104	$4,621
Less: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	18	9	56	19

Pro forma net earnings	$2,672	$1,552	$8,048	$4,602

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Earnings per share:
Basic - as reported	$0.34	$0.30	$1.04	$1.04
Basic - pro forma	0.34	0.30	1.04	1.04

Diluted - as reported	$0.34	$0.29	$1.02	$1.00
Diluted - pro forma	0.33	0.29	1.02	1.00

During the nine months ended September 30, 2005, the Company granted options to acquire 41,300 shares of its common stock at exercise prices ranging from $17.19 to $18.00 per share pursuant to the Texas United Bancshares, Inc. 2004 Stock Incentive Plan. In addition, the Company granted 8,100 Stock Appreciation Rights with a value of $18.00 per share pursuant to the Texas United Bancshares, Inc. Stock Appreciation Rights Plan.

2. RESTATEMENT

In the third quarter 2005, management concluded that the Company did not properly classify mortgage loan origination fees on loans held for sale. Specifically, the Company classified such fees as interest income rather than as a component of gains on sale of loans (in noninterest income) when the loans were sold. This resulted in the restatement of amounts previously reported in the Company’s consolidated statements of earnings for the three and nine months ended September 30, 2004 and the consolidated statement of cash flows for the nine months ended September 30, 2004. In addition, certain disclosures in other notes to the condensed consolidated financial statements were restated to reflect the reclassification adjustments.

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

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of the restatement on the consolidated statements of earnings were as follows:

	For the Three Months Ended September 30, 2004
	As Reported	Adjustment	As Restated
Interest income:
Loans	$9,146	$(180)	$8,966
Investment securities	2,324	—	2,324
Federal funds sold and other temporary investments	7	—	7

Total interest income	11,477	(180)	11,297
Total interest expense	3,286	—	3,286

Net interest income, before provision for loan losses	8,191	(180)	8,011
Provision for loan losses	700	—	700

Net interest income, after provision for loan losses	7,491	(180)	7,311

Noninterest income:
Service charges on deposit accounts	1,869	—	1,869
Mortgage servicing revenue	217	—	217
Gain on sale of investment securities, net	19	—	19
Net gain on sale of loans	2,364	180	2,544
Other noninterest income	539	—	539

Total noninterest income	5,008	180	5,188

Total noninterest expense	10,289	—	10,289

Earnings before provision for income taxes	2,210	—	2,210
Provision for income taxes	649	—	649

Net earnings	$1,561	$—	$1,561

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Nine Months Ended September 30, 2004
	As Reported	Adjustment	As Restated
Interest income:
Loans	$24,654	$(698)	$23,956
Investment securities	5,931	—	5,931
Federal funds sold and other temporary investments	14	—	14

Total interest income	30,599	(698)	29,901

Total interest expense	8,596	—	8,596

Net interest income, before provision for loan losses	22,003	(698)	21,305

Provision for loan losses	1,150	—	1,150

Net interest income, after provision for loan losses	20,853	(698)	20,155

Noninterest income:
Service charges on deposit accounts	5,196	—	5,196
Mortgage servicing revenue	715	—	715
Gain on sale of investment securities, net	167	—	167
Net gain on sale of loans	5,506	698	6,204
Other noninterest income	1,995	—	1,995

Total noninterest income	13,579	698	14,277

Total noninterest expense	27,635	—	27,635

Earnings before provision for income taxes	6,797	—	6,797
Provision for income taxes	2,176	—	2,176

Net earnings	$4,621	$—	$4,621

For the nine months ended September 30, 2004, the consolidated statements of cash flows were restated to reflect the reclassification of mortgage loan origination fees from interest income to a component of gains on the sale of loans (in noninterest income). For the nine months ended September 30, 2004, the restatement decreased net cash provided from operating activities (specifically, an increase in the gain on sale of loans) by approximately $698,000. For the nine months ended September 30, 2004, the restatement decreased net cash used by investing activities (proceeds from the sale of loans) by the same amount. There was no impact on net increase in cash and cash equivalents or end of period cash and cash equivalents.

The restatement had no effect on total assets, total liabilities, total shareholders’ equity, net earnings or earnings per share previously reported.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net earnings available to common shareholders by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are computed using the treasury stock method. Potentially dilutive shares include stock options granted.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net earnings available to common shareholders used in basic and diluted EPS	$2,690	$1,561	$8,104	$4,621

Weighted average common shares used in basic EPS	7,815	5,249	7,806	4,427
Effect of dilutive securities:
Stock options	164	172	159	178

Weighted average common shares and potentially dilutive common shares used in diluted EPS	7,979	5,421	7,965	4,605

Basic EPS	$0.34	$0.30	$1.04	$1.04
Diluted EPS	$0.34	$0.29	$1.02	$1.00

4. INTANGIBLE ASSETS

The gross carrying amount of intangible assets and accumulated amortization at September 30, 2005 is presented in the following table:

	Gross Carrying Amount	Accumulated Amortization and Impairment
	(In thousands)
Amortized intangible assets
Mortgage servicing rights	$8,070	$3,391
Core deposit intangibles	$5,804	$1,021

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2005. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization for intangible assets:

	Mortgage Servicing Rights	Core Deposit Intangibles	Total
	(In thousands)
Nine months ended September 30, 2005 (actual)	$781	$574	$1,355
Three months ended December 31, 2005 (estimate)	177	186	363

Estimate for the year ended December 31,
2006	$648	$743	$1,391
2007	570	743	1,313
2008	498	703	1,201
2009	437	655	1,092
2010	383	655	1,038

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

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgage Loan Interest Rate Lock Commitments

The Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) 105, “Loan Commitments Accounted for as Derivative Instruments.” SAB 105 requires that a lender should not consider the expected future cash flows related to loan servicing or include any internally developed intangible assets, such as customer-related intangible assets, in determining the fair value of loan commitments accounted for as derivatives. Companies were required to adopt SAB 105 effective no later than for commitments entered into after June 30, 2004. The requirements of SAB 105 apply to the Company’s mortgage loan interest rate lock commitments related to loans held for sale. At September 30, 2005, such commitments with a notional amount of approximately $44.4 million were outstanding. The Company’s current accounting policy is to not record the fair value of these commitments as management has deemed such amounts immaterial. The Company adopted SAB 105 at the beginning of its second quarter of 2004, and the application of this guidance did not have a significant impact on the Company’s consolidated financial statements.

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to extend credit totaled $203.9 million at September 30, 2005 and $154.0 million at December 31, 2004.

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $4.0 million at September 30, 2005 and $4.5 million at December 31, 2004. As of September 30, 2005 and December 31, 2004, no liability for the fair value of the Company’s potential obligations under these guarantees has been recorded since the amount was deemed immaterial.

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

Summarized below is the financial information by operating segment for the three and nine-month periods ended September 30, 2005:

	For the Three Months Ended September 30, 2005			For the Nine Months Ended September 30, 2005
	Commercial Banking	Mortgage Banking	Consolidated	Commercial Banking	Mortgage Banking	Consolidated
	(Dollars In thousands)
Net interest income	$10,815	$2,939	$13,754	$30,874	$7,370	$38,244
Noninterest income	2,476	3,944	6,420	9,259	9,650	18,909

Total income	13,291	6,883	20,174	40,133	17,020	57,153
Provision for loan losses	(1,035)	—	(1,035)	(2,798)	—	(2,798)
Noninterest expense	(10,099)	(5,103)	(15,202)	(30,188)	(12,085)	(42,273)

Earnings before income taxes	2,157	1,780	3,937	7,147	4,935	12,082
Provision for income taxes	(642)	(605)	(1,247)	(2,300)	(1,678)	(3,978)

Net earnings	$1,515	$1,175	$2,690	$4,847	$3,257	$8,104

Total assets as of September 30, 2005	$1,111,841	$143,681	$1,255,522	$1,111,841	$143,681	$1,255,522

8. PENDING ACQUISITIONS

On October 26, 2005, the Company entered into a definitive agreement to acquire The Express Bank of Texas (“Express”), Round Rock, Texas through a merger of Express into State Bank, a wholly-owned subsidiary of Texas United. Under the terms of the agreement, aggregate consideration to be paid by Texas United to the shareholders of Express will be $9,350,000, consisting of cash in the amount of $4,675,000 and a number of shares of Texas United common stock valued at $4,675,000, subject to adjustment as provided in the merger agreement. The market value of the Texas United common stock will be based on the average trading price of the Texas United common stock for the 20 consecutive trading days ending on and including the tenth trading day preceding the closing date. The acquisition is subject to customary closing conditions, including regulatory approval and the approval of the shareholders of Express. At September 30, 2005, Express had total assets of $42.8 million, total loans of $21.2 million, deposits of $36.4 million, and shareholders’ equity of $4.3 million. The Company anticipates the acquisition will be completed during the first quarter of 2006.

On May 2, 2005, the Company entered into a definitive agreement to acquire Gateway Holding Company, Inc., Dallas, Texas. Under the terms of the merger agreement, shareholders of Gateway will receive, for each share of Gateway common stock they own, a number of shares of Texas United common stock with an aggregate market value equal to $35.48, plus $15.20 in cash. The market value of the Texas United common stock will be based on the average closing sales price of the Texas United common stock for the 20 consecutive trading days ending on and including the tenth trading day immediately preceding the closing date of the merger. Following the merger, the Company intends to operate Gateway’s wholly-owned subsidiary bank, Gateway National Bank, as a separate subsidiary. Gateway National Bank currently has six Dallas area locations – Dallas, Frisco, Frisco West, Mesquite, Balch Springs and Carrolton. As of September 30, 2005, on a consolidated basis, Gateway had total assets of $228.2 million, total loans of $138.5 million, total deposits of $200.2 million and shareholders’ equity of $15.7 million. The Company anticipates the acquisition will be completed during the fourth quarter of 2005.

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

Restatement of Financial Statements. The Company restated its condensed consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 to correct the classification of mortgage loan origination fees on loans held for sale. For the three months ended September 30, 2004, the restatement decreased total interest income by approximately $180,000 or 2.0% and increased total noninterest income by the same amount. For the three months ended September 30, 2004, the restatement lowered the weighted average yield on earning assets by 10 basis points to 6.10% from 6.20% and lowered the net interest margin by 9 basis points to 4.33% from 4.42%.

For the nine months ended September 30, 2004, the restatement decreased total interest income by approximately $698,000 or 2.8% and increased total noninterest income by the same amount. For the nine months ended September 30, 2004, the restatement lowered the weighted average yield on earning assets by 14 basis points to 6.11% from 6.25% and lowered the net interest margin by 14 basis points to 4.35% from 4.49%. The correction had no impact on net earnings or earnings per share.

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

Recent Developments. On October 26, 2005, the Company entered into a definitive agreement to acquire The Express Bank of Texas (“Express”), Round Rock, Texas through a merger of Express into State Bank, a wholly-owned subsidiary of Texas United. Under the terms of the agreement, aggregate consideration to be paid by Texas United to the shareholders of Express will be $9,350,000, consisting of cash in the amount of $4,675,000 and a number of shares of Texas United common stock valued at $4,675,000, subject to adjustment as provided in the merger agreement. The market value of the Texas United common stock will be based on the average trading price of the Texas United common stock for the 20 consecutive trading days ending on and including the tenth trading day preceding the closing date. The acquisition is subject to customary closing conditions, including regulatory approval and the approval of the shareholders of Express. At September 30, 2005, Express had total assets of $42.8 million total loans of $21.2 million, deposits of $36.4 million, and shareholders’ equity of $4.3 million. The Company anticipates the acquisition will be completed during the first quarter of 2006.

On May 2, 2005, the Company entered into a definitive agreement to acquire Gateway Holding Company, Inc., Dallas, Texas. Under the terms of the merger agreement, shareholders of Gateway will receive, for each share of Gateway common stock they own, a number of shares of Texas United common stock with an aggregate market value equal to $35.48, plus $15.20 in cash. The market value of the Texas United common stock will be based on the average closing sales price of the Texas United common stock for the 20 consecutive trading days ending on and including the tenth trading day immediately preceding the closing date of the merger. Following the merger, the Company intends to operate Gateway’s wholly-owned subsidiary bank, Gateway National Bank, as a separate subsidiary. Gateway National Bank currently has six Dallas area locations – Dallas, Frisco, Frisco West, Mesquite, Balch Springs and Carrolton. The Company anticipates completing the acquisition, subject to shareholder and regulatory approval, during the fourth quarter of 2005. As of September 30, 2005, on a consolidated basis, Gateway had total assets of $228.2 million, total loans of $138.5 million, total deposits of $200.2 million and shareholders’ equity of $15.7 million. The Company anticipates the acquisition will be completed during the fourth quarter of 2005.

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

Net earnings for the three months ended September 30, 2005 were $2.7 million, an increase of $1.1 million or 72.3% compared with $1.6 million for the same period in 2004. Basic and diluted earnings per share (EPS) for the three months ended September 30, 2005 were both $0.34, compared with $0.30 and $0.29, respectively for the same period in 2004. Diluted EPS for the three months ended September 30, 2005 reflect the full impact of the sale of 2,300,000 shares of common stock through a public offering in August 2004 and the issuance of approximately 1,457,000 shares in connection with the acquisition of GNB Bancshares, Inc. in October 2004. The weighted average diluted shares outstanding for the three months ended September 30, 2005 was approximately 7,979,000 compared with 5,421,000 for the same period in 2004. The increase in net earnings and diluted EPS for the three months ended September 30, 2005, compared with the same period in 2004, was primarily due to the effect of the acquisitions of two Central Bank branches and GNB Bancshares, Inc., occurring in the third and fourth quarters of 2004, in addition to internal growth combined with the effect of higher market interest rates on new and existing earning assets.

Net earnings for the nine months ended September 30, 2005 were $8.1 million, an increase of $3.5 million or 75.4% compared with $4.6 million for the same period in 2004. Basic and diluted EPS for the nine months ended September 30, 2005 were $1.04 and $1.02, respectively, compared with $1.04 and $1.00, respectively, for the same period in 2004. Diluted EPS for the nine months ended September 30, 2005 was also affected by the full impact of the above-mentioned issuance of common stock. The weighted average diluted shares outstanding for the nine months ended September 30, 2005 was approximately 7,965,000 compared with 4,605,000 for the same period in 2004. The increase in net earnings for the nine months ended September 30, 2005, compared with the same period in 2004, was primarily attributed to higher market interest rates on increased earning assets as a result of internal growth, the acquisition of GNB Bancshares and the Central Bank branches and increased gains on sales of mortgage loans as a result of increased mortgage banking activities.

Total assets at September 30, 2005 were $1.3 billion, an increase of $114.2 million or 10.0% compared with $1.1 billion at December 31, 2004. Total investment securities at September 30, 2005 were $248.2 million, a decrease of $53.4 million or 17.7% compared with $301.6 million at December 31, 2004. Total loans at September 30, 2005 were $847.9 million, an increase of $154.3 million or 22.2% compared with $693.5 million at December 31, 2004. Total deposits at September 30, 2005 were $880.7 million, an increase of $653,000 or 0.07% compared with $880.1 million at December 31, 2004. Total borrowings at September 30, 2005 were $227.9 million, an increase of $121.9 million or 115.1% compared with $105.9 million at December 31, 2004. Loan growth during the nine months ended September 30, 2005 was primarily funded by bank borrowings as deposit growth has softened primarily due to increased competition.

Shareholders’ equity at September 30, 2005 was $109.0 million, an increase of $4.2 million or 4.0% compared with $104.8 million at December 31, 2004. The increase in shareholders’ equity for the nine months ended September 30, 2005 was primarily attributed to earnings retention of $8.1 million that was partially offset by dividend payments to shareholders of $1.9 million and a decline in the fair market value on available-for-sale securities (included in accumulated other comprehensive losses) of $2.3 million. The Company’s return on average assets for the nine months ended September 30, 2005 and 2004 was 0.89% and 0.85%, respectively. The Company’s return on average shareholders’ equity for the nine months ended September 30, 2005 and 2004 was 10.2% and 13.4%, respectively.

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

Net Interest Income. For the three months ended September 30, 2005, net interest income, before the provision for loan losses, was $13.8 million, an increase of $5.7 million or 71.7% compared with $8.0 million for the same period in 2004. The net interest margin for the three months ended September 30, 2005 was 4.85%, an increase of 52 basis points compared with 4.33% for the same period in 2004. The increased net interest income and the improved net interest margin for the three months ended September 30, 2005 were primarily the result of additional interest income earned on larger earning-asset volumes due to the 2004 acquisitions and internal growth coupled with higher earning-asset yields, that was partially offset by additional interest expense on higher volumes of interest-bearing liabilities coupled with higher interest rates paid for those funding sources.

For the nine months ended September 30, 2005, net interest income, before the provision for loan losses, was $38.2 million, an increase of $16.9 million or 79.5% compared with $21.3 million for the same period in 2004. The net interest margin for the nine months ended September 30, 2005 was 4.81%, an increase of 46 basis points compared with 4.35% for the same period in 2004. The increased net interest income and interest margin for the nine months ended September 30, 2005 were primarily the result of additional interest income earned on larger earning-asset volumes as a result of the 2004 acquisitions and continued internal growth coupled with higher earning-asset yields, that was partially offset by additional interest expense on higher volumes of interest-bearing liabilities coupled with higher interest rates paid for those funding sources. The net interest margin for the three and nine months ended September 30, 2005 has benefited from the gradual increase in short-term market interest rates over the past twelve to fifteen months.

Interest Income. Total interest income for the three months ended September 30, 2005 was $19.9 million, an increase of $8.6 million or 75.9% compared with $11.3 million for the same period in 2004. Average earning-asset volumes for the three months ended September 30, 2005 were $1.1 billion, an increase of $387.6 million or 52.6% compared with $736.5 million for the same period in 2004. The average yield on average earning-assets for the three months ended September 30, 2005 was 7.01%, an increase of 91 basis points compared with 6.10% for the same period in 2004. Interest income from average total loans for the three months ended September 30, 2005 was $17.1 million, an increase of $8.1 million or 90.5% compared with $9.0 million for the same period in 2004. Average total loan volumes for the three months ended September 30, 2005 were $822.9 million, an increase of $346.1 million or 72.6% compared with $476.8 million for the same period in 2004. The average yield on average total loans for the three months ended September 30, 2005 was 8.23%, an increase of 75 basis points compared with 7.48% for the same period in 2004. Interest income from average total investments for the three months ended September 30, 2005 was $2.8 million, an increase of $465,000 or 19.9% compared with $2.3 million for the same period in 2004. Average total investment volumes for the three months ended September 30, 2005 were $301.2 million, an increase of $41.5 million or 16.0% compared with $259.7 million for the same period in 2004. The average yield on average total investments for the three months ended September 30, 2005 was 3.68%, an increase of 11 basis points compared with 3.57% for the same period in 2004.

Total interest income for the nine months ended September 30, 2005 was $54.0 million, an increase of $24.1 million or 80.7% compared with $29.9 million for the same period in 2004. Average earning-asset volumes for the nine months ended September 30, 2005 were $1.1 billion, an increase of $409.6 million or 62.6% compared with $654.1 million for the same period in 2004. The average yield on average earning-assets for the nine months ended September 30, 2005 was 6.79%, an increase of 68 basis points compared with 6.11% for the same period in 2004. Interest income from average total loans for the nine months ended September 30, 2005 was $45.5 million, an increase of $21.5 million or 89.7% compared with $24.0 million for the same period in 2004. Average total loan volumes for the nine months ended September 30, 2005 were $759.2 million, an increase of $328.0 million or 76.0% compared with $431.3 million for the same period in 2004. The average yield on average total loans for the nine months ended September 30, 2005 was 8.00%, an increase of 58 basis points compared with 7.42% for the same period in 2004. Interest income from average total investments for the nine months ended September 30, 2005 was $8.6 million, an increase of $2.6 million or 44.3% compared with $5.9 million for the same period in 2004. Average total investment volumes for the nine months ended September 30, 2005 were $304.5 million, an increase of $81.7 million or 36.7% compared with $222.8 million for the same period in 2004. The average yield on average total investments for the nine months ended September 30, 2005 was 3.76%, an increase of 20 basis points compared with 3.56% for the same period in 2004.

Interest Expense. Total interest expense for the three months ended September 30, 2005 was $6.1 million, an increase of $2.8 million or 86.3% compared with $3.3 million for the same period in 2004. Average interest-bearing liability volumes for the three months ended September 30, 2005 were $938.0 million, an increase of $326.7 million or 53.4% compared with $611.3 million for the same period in 2004. The average interest rate paid on average interest-bearing liabilities for the three months ended September 30, 2005 was 2.59%, an increase of 45 basis points compared with 2.14% for the same period in 2004. Interest expense from average total interest-bearing deposits for the three months ended September 30, 2005 was $3.5 million, an increase of $1.2 million or 50.8% compared with $2.3 million for the same period in 2004. Average total interest-bearing deposit volumes for the three months ended September 30, 2005 were $674.9 million, an increase of $143.6 million or 27.0% compared with $531.3 million for the same period in 2004. The average interest rate paid on average total interest-bearing deposits for the three months ended September 30, 2005 was 2.06%, an increase of 32 basis points compared with 1.74% for the same period in 2004. Interest expense from average total borrowings for the three months ended September 30, 2005 was $2.6 million, an increase of $1.7 million or 171.4% compared with $966,000 for the same period in 2004. Average total borrowing volumes for the three months ended September 30, 2005 were $263.1 million, an increase of $183.1 million or 228.7% compared with $80.1 million for the same period in 2004. The average interest rate paid on average total borrowings for the three months ended September 30, 2005 was 3.95%, an increase of 76 basis points compared with 3.19% for the same period in 2004.

Total interest expense for the nine months ended September 30, 2005 was $15.8 million, an increase of $7.2 million or 83.7% compared with $8.6 million for the same period in 2004. Average interest-bearing liability volumes for the nine months ended September 30, 2005 were $888.0 million, an increase of $322.6 million or 57.1% compared with $565.4 million for the same period in 2004. The average interest rate paid on average interest-bearing liabilities for the nine months ended September 30, 2005 was 2.38%, an increase of 35 basis points compared with 2.03% for the same period in 2004. Interest expense from average total interest-bearing deposits for the nine months ended September 30, 2005 was $9.9 million, an increase of $3.8 million or 61.6% compared with $6.1 million for the same period in 2004. Average total interest-bearing deposit volumes for the nine months ended September 30, 2005 were $688.0 million, an increase of $214.1 million or 45.2% compared with $473.9 million for the same period in 2004. The average interest rate paid on average total interest-bearing deposits for the nine months ended September 30, 2005 was 1.93%, an increase of 20 basis points compared with 1.73% for the same period in 2004. Interest expense from average total borrowings for the nine months ended September 30, 2005 was $5.9 million, an increase of $3.4 million or 139.1% compared with $2.5 million for the same period in 2004. Average total borrowing volumes for the nine months ended September 30, 2005 were $206.0 million, an increase of $114.5 million or 125.2% compared with $91.5 million for the same period in 2004. The average interest rate paid on average total borrowings for the nine months ended September 30, 2005 was 3.92%, an increase of 34 basis points compared with 3.58% for the same period in 2004. Borrowings have been an alternative and increasing funding source the Company has utilized to compliment deposits in funding earning-asset growth.

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
				(Restated – See Note 2)
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$822,938	$17,079	8.23%	$476,826	$8,966	7.48%
Taxable securities	271,008	2,483	3.63	248,203	2,227	3.57
Tax-exempt securities	28,419	296	4.13	8,687	97	4.44
Federal funds sold and other temporary investments	1,730	17	3.90	2,800	7	1.00

Total interest earning assets	1,124,095	19,875	7.01	736,516	11,297	6.10

Less allowance for loan losses	7,391			4,253

Total interest-earning assets, net of allowance for loan losses	1,116704			732,263
Noninterest-earning assets	150,583			79,571

Total assets	$1,267,287			$811,834

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$204,378	$646	1.25%	$196,222	$665	1.35%
Savings and money market accounts	153,559	507	1.31	115,974	351	1.20
Time deposits	316,919	2,346	2.94	219,076	1,304	2.37
Federal funds purchased	36,502	378	4.11	7,568	57	3.00
Securities sold under agreement to repurchase	6,309	29	1.82	—	—	—
Junior subordinated deferrable interest debentures	17,520	391	8.85	12,365	266	8.56
Other borrowings	202,802	1,824	3.57	60,126	643	4.25

Total interest-bearing liabilities	937,989	6,121	2.59	611,331	3,286	2.14

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	209,065			133,288
Other liabilities	13,635			7,216

Total liabilities	1,160,689			751,835
Shareholders’ equity	106,598			59,999

Total liabilities and shareholders’ equity	$1,267,287			$811,834

Net interest income		$13,754			$8,011

Net interest spread			4.42%			3.96%
Net interest margin			4.85%			4.33%

(1)	Annualized

	For the Nine Months Ended September 30,
	2005			2004
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
				(Restated – See Note 2)
	(Dollars in thousands)
Assets
Interest-earning assets:
Total loans	$759,217	$45,452	8.00%	$431,255	$23,956	7.42%
Taxable securities	285,426	7,994	3.74	212,208	5,639	3.55
Tax-exempt securities	16,604	529	4.26	8,729	292	4.47
Federal funds sold and other temporary investments	2,468	58	3.14	1,887	14	0.99

Total interest earning assets	1,063,715	54,033	6.79	654,079	29,901	6.11
Less allowance for loan losses	7,079			4,061

Total interest-earning assets, net of allowance for loan losses	1,056,636			650,018
Noninterest-earning assets	155,765			75,432

Total assets	$1,212,401			$725,450

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$220,908	$2,134	1.29%	$173,328	$1,617	1.25%
Savings and money market accounts	156,829	1,468	1.25	100,410	838	1.11
Time deposits	310,286	6,325	2.73	200,184	3,689	2.46
Federal funds purchased	30,410	851	3.74	9,887	119	1.61
Securities sold under agreement to repurchase	6,022	75	1.67	—	—	—
Junior subordinated deferrable interest debentures	17,520	1,171	8.94	12,365	798	8.62
Other borrowings	146,045	3,765	3.45	69,222	1,535	2.96

Total interest-bearing liabilities	888,020	15,789	2.38	565,396	8,596	2.03

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	200,351			112,010
Other liabilities	18,079			2,113

Total liabilities	1,106,450			679,519
Shareholders’ equity	105,951			45,931

Total liabilities and shareholders’ equity	$1,212,401			$725,450

Net interest income		$38,244			$21,305

Net interest spread			4.41%			4.08%
Net interest margin			4.81%			4.35%

(1)	Annualized

The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) attributable to changes in outstanding balances and changes in interest rates for the three and nine month periods ended September 30, 2005 compared with the same periods in 2004. For purposes of these tables, changes attributable to both volume and rate have been allocated proportionately to the change due to volume and rate.

	Three Months Ended September 30,
	2005 vs. 2004
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$6,508	$1,605	$8,113
Taxable securities	205	51	256
Tax-exempt securities	221	(22)	199
Federal funds sold and other temporary investments	(3)	13	10

Total increase in interest income	6,931	1,647	8,578
Interest-bearing liabilities:
Interest-bearing demand deposits	28	(47)	(19)
Savings and money market accounts	114	42	156
Time deposits	582	460	1,042
Federal funds purchased	218	103	321
Junior subordinated deferrable interest debentures	111	14	125
Securities sold under agreements to repurchase	29	—	29
Other borrowings	1,526	(345)	1,181

Total increase in interest expense	2,608	227	2,835

Increase in net interest income	$4,323	$1,420	$5,743

	Nine Months Ended September 30,
	2005 vs. 2004
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Total loans	$18,218	$3,278	$21,496
Taxable securities	1,946	409	2,355
Tax-exempt securities	263	(26)	237
Federal funds sold and other temporary investments	4	40	44

Total increase in interest income	20,431	3,701	24,132
Interest-bearing liabilities:
Interest-bearing demand deposits	444	73	517
Savings and money market accounts	471	159	630
Time deposits	2,029	607	2,636
Federal funds purchased	247	485	732
Junior subordinated deferrable interest debentures	333	40	373
Securities sold under agreements to repurchase	75	—	75
Other borrowings	1,704	526	2,230

Total increase in interest expense	5,303	1,890	7,193

Increase in net interest income	$15,128	$1,811	$16,939

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. The provisions for loan losses for the three and nine months ended September 30, 2005 were $1.0 million and $2.8 million, respectively, an increase of $335,000 or 47.9% and an increase of $1.6 million or 143.3%, respectively, compared with the three and nine months ended September 30, 2004. The increase in the provision for loan losses for both periods was primarily the result of growth in loans. Total loans at September 30, 2005 were $847.9 million, an increase of $349,000 or 70.0%, compared with $498.6 million at September 30, 2004.

The allowance for loan losses at September 30, 2005 was $7.8 million compared with $6.7 million at December 31, 2004. At September 30, 2005, the ratio of the allowance for loan losses to total loans was 0.92% compared with 0.96% at December 31, 2004.

Noninterest Income. Total noninterest income for the three months ended September 30, 2005 was $6.4 million, an increase of $1.2 million or 23.7% compared with $5.2 million for the same period in 2004. The increase was primarily due to service charges on additional deposit accounts acquired in the 2004 acquisitions, higher mortgage servicing revenue as a result of increased mortgage servicing activities and increased non-deposit sales, partially offset by a net loss on sales of securities.

Total noninterest income for the nine months ended September 30, 2005 was $18.9 million, an increase of $4.6 million or 32.4% compared with $14.3 million for the same period in 2004. The increase was primarily due to service charges on additional deposit accounts acquired in the 2004 acquisitions, higher mortgage servicing revenue as a result of increased mortgage servicing activities, increased non-deposit sales, and higher gains on sales of mortgage loans as a result of increased mortgage loan originations, partially offset by net losses on sales of securities.

The following table presents, for the periods indicated, the categories of noninterest income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated- See Note 2)		(Restated- See Note 2)
	(Dollars in thousands)
Service charges on deposit accounts	$2,398	$1,869	$6,696	$5,196
Mortgage servicing revenue	358	217	917	715
Net (loss) gain on sale of securities	(63)	19	(184)	167
Net gain on sale of loans	2,521	2,716	7,496	6,930
Other noninterest income	1,206	367	3,984	1,269

Total noninterest income	$6,420	$5,188	$18,909	$14,277

Noninterest Expense. Total noninterest expense for the three months ended September 30, 2005 was $15.2 million, an increase of $4.9 million or 47.8% compared with $10.3 million for the same period in 2004. Employee compensation and benefits expense for three months ended September 30, 2005 represented 62.4% of total noninterest expense and was $9.5 million, an increase of $3.8 million or 67.6% compared with $5.7 million or 55.0% of total noninterest expense for the same period in 2004. All other noninterest expense (non-staff) for the three months ended September 30, 2005 was $5.7 million, an increase of $1.1 million or 23.5% compared with $4.6 million for the same period in 2004. The efficiency ratio for the three months ended September 30, 2005 was 75.12%, an improvement of 283 basis points compared with 77.95% for the same period in 2004.

Total noninterest expense for the nine months ended September 30, 2005 was $42.3 million, an increase of $14.6 million or 53.0% compared with $27.6 million for the same period in 2004. Employee compensation and benefits expense for nine months ended September 30, 2005 represented 58.5% of total noninterest expense and was $24.7 million, an increase of $9.1 million or 57.9% compared with $15.7 million or 56.7% of total noninterest expense for the same period in 2004. All other noninterest expense (non-staff) for the nine months ended September 30, 2005 was $17.5 million, an increase of $5.6 million or 46.5% compared with $12.0 million for the same period in 2004. The efficiency ratio for the nine months ended September 30, 2005 was 73.73%, an improvement of 394 basis points compared with 77.67% for the same period in 2004.

The increases in total noninterest expense for the three and nine months ended September 30, 2005 reflect the Company’s expansion activities over the past six quarters, including additional staffing to handle expanded back office operations, professional fees related to compliance and acquisition projects, the construction of three full-service banking centers, expanded mortgage banking activities with the acquisition of CHL, the acquisition of GNB Bancshares, Inc., and the acquisition of the two Central Bank branches.

The following table presents, for the periods indicated, the major categories in noninterest expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Employee compensation and benefits	$9,492	$5,664	$24,733	$15,660
Non-staff expenses:
Occupancy	1,070	690	3,388	1,877
Depreciation and amortization	790	524	2,619	1,961
Data processing	244	242	784	758
Legal and professional fees	481	276	1,595	867
Advertising	356	100	932	289
Printing and supplies	252	172	711	423
Telecommunications	287	228	852	449
Mortgage servicing expense	200	236	761	414
Other noninterest expense	2,030	2,157	5,898	4,937

Total non-staff expenses	5,710	4,625	17,540	11,975

Total noninterest expense	$15,202	$10,289	$42,273	$27,635

Financial Condition

Loan Portfolio. Total loans, including loans held for sale, at September 30, 2005 were $847.9 million, an increase of $154.3 million or 22.2% compared with $693.5 million at December 31, 2004. The increase was primarily the result of a $38.7 million increase in commercial and industrial loans, a $65.1 million increase in 1-4 family residential loans, a $52.8 million increase in commercial mortgages, partially offset by a $16.9 million decrease in loans held for sale. At September 30, 2005 and December 31, 2004, the ratio of total loans to total deposits was 96.3% and 78.0%, respectively. For the same periods, total loans represented 67.5% and 60.8% of total assets, respectively.

The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	September 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$174,889	20.6%	$136,197	19.6%
Real estate mortgage
1-4 family residential	257,865	30.4	192,791	27.8
Commercial mortgages	276,788	32.7	223,987	32.3
Held for sale	10,097	1.2	26,979	3.9
Other	59,290	7.0	44,494	6.4
Consumer and other, net	68,932	8.1	69,100	10.0

Total loans	$847,861	100.0%	$693,548	100.0%

Less: Allowance for loan losses	7,835		6,685

Net loans	$840,026		$686,863

Nonperforming Assets. Nonperforming assets at September 30, 2005 and December 31, 2004 were $6.1 million and $3.8 million, respectively. The Company generally places a loan on nonaccrual status and ceases to accrue interest when loan payment performance is deemed unsatisfactory. Loans where the interest payments jeopardize the collection of principal are placed on nonaccrual status, unless the loan is both well-secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection.

The following table presents information regarding nonperforming assets at the dates indicated:

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Nonaccrual loans	$2,804	$1,725
Accruing loans 90 days or more past due	2,149	1,286
Other real estate	1,167	906

Total nonperforming assets	$6,120	$3,917

Nonperforming assets to total assets	0.49%	0.34%
Nonperforming assets to total loans and other real estate	0.72%	0.56%

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

For the nine months ended September 30, 2005, net charge-offs were $1.6 million or 0.22% of average total loans outstanding compared with $964,000 or 0.19% of average loans for the year ended December 31, 2004. The allowance for loan losses at September 30, 2005 and December 31, 2004, aggregated $7.8 million and $6.7 million, or 0.92% and 0.96% of total loans, respectively. The allowance for loan losses as a percentage of nonperforming loans at September 30, 2005 was 149.1% compared with 158.2% at December 31, 2004.

The following table presents an analysis of the allowance for loan losses and other related data:

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004
	(Dollars in thousands)
Average total loans outstanding	$759,217	$493,490

Total loans outstanding at end of period	$847,861	$693,548

Allowance for loan losses at beginning of period	6,685	3,893
Balance acquired from GNB Bancshares	—	1,850
Provision for loan losses	2,798	1,906
Charge-offs:
Commercial and industrial	(881)	(167)
Real estate	(400)	(167)
Consumer	(1,052)	(1,266)
Other	(41)	(106)

Total charge-offs	(2,374)	(1,706)

Recoveries:
Commercial and industrial	272	222
Real estate	194	45
Consumer	260	450
Other	—	25

Total recoveries	726	742

Net charge-offs	(1,648)	(964)

Allowance for loan losses at end of period	$7,835	$6,685

Ratio of allowance to end of period total loans	0.92%	0.96%
Ratio of net charge-offs to average total loans	0.22%	0.19%
Ratio of allowance to end of period nonperforming loans	158.2%	222.02%

Securities. At September 30, 2005, the securities portfolio was $248.2 million, a decrease of $53.4 million or 17.7% compared with $301.6 million at December 31, 2004. During the nine months ended September 30, 2005, the Company purchased $49.6 million of investment securities. During the same period, in efforts to reposition the portfolio for current economic conditions and to provide additional funding for loan growth, the Company sold $65.9 million of investment securities. Additionally, the Company received $32.4 million in maturities and principal paydowns that was partially offset by approximately $1.0 million in net premium amortization.

Deposits. At September 30, 2005, total deposits were $880.7 million, an increase of $653,000 or 0.07% compared with $880.1 million at December 31, 2004. Noninterest-bearing deposits at September 30, 2005 increased by $30.2 million or 16.1% to $217.6 million from $187.5 million at December 31, 2004. Interest-bearing deposits at September 30, 2005 decreased by $29.5 million or 4.3% to $663.1 million from $692.6 million at December 31, 2004. The Company’s ratios of noninterest-bearing demand deposits to total deposits for September 30, 2005 and December 31, 2004 were 24.7% and 21.3%, respectively.

Borrowings. The Company utilizes borrowings to supplement deposits in funding its lending and investing activities. Borrowings consist of short-term and long-term advances from the Federal Home Loan Bank (FHLB) and advances on a revolving credit line with a correspondent bank. At September 30, 2005, the Company had no federal funds purchased. Borrowings at September 30, 2005 were $227.9 million, an increase of $121.9 million or 115.1% compared with $105.9 million at December 31, 2004. The additional borrowings were primarily used to fund loan growth. The maturity dates for the FHLB borrowings range from the years 2005 to 2024 with interest rates ranging from 2.75% to 5.91%.

At September 30, 2005, the Company had $8.5 million borrowed on its $20.0 million revolving credit line with a correspondent bank. The funds were used for a capital injection into State Bank and general corporate operating expenses. The line of credit bears interest at Federal Funds rate plus 2.25% and expires in July 2006.

At September 30, 2005, the Company had $17.5 million in outstanding junior subordinated deferrable interest debentures issued to its subsidiary trusts as follows:

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

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. At September 30, 2005, the Company had cash and cash equivalents of $47.9 million, up $7.1 million or 17.5% from $40.8 million at December 31, 2004.

The Company views time deposits as a stable means of supporting loan growth. The Company believes, based on its historical experience, that its large time deposits have core-type characteristics. The Company anticipates that this source of funding will continue to sustain a portion of the Company’s asset growth in the future.

Capital Resources. Shareholders’ equity at September 30, 2005 was $109.0 million, an increase of $4.2 million or 4.0% compared with $104.8 million at December 31, 2004. The increase was primarily due to net earnings for the period of $8.1 million, partially offset by decline in unrealized securities losses of $2.3 million and dividend payments of $1.9 million.

The following table provides a comparison of the Company’s, State Bank’s and GNB Financial’s leverage and risk-weighted capital ratios as of September 30, 2005 to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at September 30, 2005
Texas United
Leverage ratio	4.00	%(1)	N/A	6.92%
Tier 1 risk-based capital ratio	4.00		N/A	9.14
Risk-based capital ratio	8.00		N/A	9.99
State Bank
Leverage ratio	4.00	%(2)	5.00%	6.59%
Tier 1 risk-based capital ratio	4.00		6.00	9.15
Risk-based capital ratio	8.00		10.00	10.00
GNB Financial
Leverage ratio	4.00	%(3)	5.00%	10.36%
Tier 1 risk-based capital ratio	4.00		6.00	11.63
Risk-based capital ratio	8.00		10.00	12.51

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require State Bank to maintain a leverage ratio above the required minimum.
(3)	The OCC may require GNB Financial to maintain a leverage ratio above the required minimum.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes since December 31, 2004. For more information regarding quantitative and qualitative disclosures about market risk, please refer to the Company’s Annual Report on Form 10-K/A as of and for the year ended December 31, 2004, and in particular, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity and Market Risk.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting. During the third quarter of 2005, management implemented changes in procedures and controls to aid in correctly classifying mortgage loan origination fees on loans held for sale originated by State Bank and CHL, including (a) enhancing the method of preparation of the consolidated financial statements and (b) adding staff to the accounting and finance group. Management believes these changes are reasonably likely to materially improve the Company’s internal control over financial reporting. Other than such changes, there were no changes in the Company’s internal control over financial reporting in the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 17, 2005	By:	/s/ L. Don Stricklin
L. Don Stricklin
President and Chief Executive Officer
(principal executive officer)

Date: November 17, 2005	By:	/s/ Jeffrey A. Wilkinson
Jeffrey A. Wilkinson
Executive Vice President and
Chief Financial Officer
(principal financial officer/
principal accounting officer)