Form 10-K
period 2005-12-31
TEXAS UNITED BANCSHARES INC
filed 2006-03-16
CIK 1169238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2005

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

Common Stock, par value $1.00 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes     ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    ☐  Yes     ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer  ☐                     Accelerated Filer  ☒                     Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of February 28, 2006, the number of outstanding shares of common stock, par value $1.00 per share, was 9,226,331.

The aggregate market value of the shares of Common Stock held by non-affiliates based on the closing price of the Common Stock on the Nasdaq National Market on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, of $18.10 per share, was approximately $146.3 million.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement relating to the 2006 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2005, are incorporated by reference into Part III, Items 10-14 of this annual report on Form 10-K.

TEXAS UNITED BANCSHARES, INC.

2005 ANNUAL REPORT ON FORM 10-K

PART I.

Item 1. Business

General

Texas United Bancshares, Inc. (“Texas United”) is the bank holding company for State Bank (“State Bank”), a state banking association headquartered in La Grange, Texas, GNB Financial, n.a. (“GNB Financial”), a national banking association headquartered in Gainesville, Texas, and Gateway National Bank (“Gateway”), a national banking association headquartered in Dallas, Texas. State Bank currently operates 25 full service banking locations, including two locations acquired in February 2006, serving 12 counties located primarily between the Houston, Austin and the San Antonio metropolitan areas in central and south central Texas and ten mortgage loan production offices (“LPOs”) located in and around Houston and San Antonio. GNB Financial has seven full service banking locations in Cooke, Denton and Ellis counties surrounding the Dallas-Fort Worth metroplex. Gateway has six full service banking locations in Dallas and Denton counties in and around the Dallas-Fort Worth metroplex. In addition, State Bank operates five limited service branches (“LSBs”). Subsequent to December 31, 2005, State Bank closed the McMillian LPO and the Afton Oaks LSB, converted certain of its LSBs into LPOs and opened two new LPOs. Texas United, through its subsidiary banks, provides a wide range of financial services to small to medium-sized businesses, including commercial loans and commercial mortgage loans, and to individuals, including residential mortgage loans and consumer loans.

The principal executive office of Texas United is located at 202 W. Colorado in La Grange, Texas and its telephone number is (979) 968-8451. Texas United’s website address is www.txui.com. Texas United makes available free of charge on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information found on Texas United’s website is not part of this or any other report.

History and Expansion

Texas United was formed in 1995 as a bank holding company for State Bank, which was chartered in 1906. Texas United adopted its current name in June 1998 after the merger of South Central Texas Bancshares, Inc. into the company, which was then named Premier Bancshares, Inc. After the South Central Texas merger, Texas United consolidated its three separate bank subsidiaries into its subsidiary, State Bank.

From December 31, 1996 to December 31, 2005, Texas United’s total assets grew from $80.0 million to $1.552 billion through a combination of internal growth and the consummation of the following acquisitions and de novo branching:

Acquired Entity	Consummation Date	Total Assets at Consummation		Total Loans at Consummation		Total Deposits at Consummation
	(Dollars in thousands)

South Central Texas Bancshares, Inc.	06/18/1998	$91,636		$31,522		$80,763
First State Bank, Dime Box	07/23/1999	31,994		16,947		27,019
Pleasanton Branch of First National Bank of South Texas	12/13/1999	5,329		4,632		13,559
Hempstead and Waller Branches of Texas Guaranty Bank, Houston	09/05/2000	4,260		3,696		37,877
The Bryan-College Station Financial Holding Company	07/31/2002	79,908		57,335		73,835
Community Home Loan, Inc.	02/05/2004	10,872		9,805		—
Caldwell and Lexington Branches of Central Bank, Houston	07/30/2004	28,604	(1)	27,780	(1)	99,238
GNB Bancshares, Inc.	10/01/2004	223,715		166,644		186,260
Gateway Holding Company, Inc.	12/01/2005	223,169		141,511		204,832

(1)	After giving effect to the put-back of $5.3 million in loans pursuant to the purchase agreement on September 23, 2004.

In addition to these acquisitions, Texas United opened nine de novo banking centers between May 1999 and December 2005 in Schulenburg, Tomball, Cedar Park, Austin, Lexington, Liberty Hill, Magnolia, Bryan and College Station, Texas.

In July 1999, Texas United acquired First State Bank, Dime Box, Texas, and in December 1999, Texas United acquired certain assets and assumed certain liabilities of a branch in Pleasanton, Texas from First National Bank of South Texas. In September 2000, Texas United acquired the investment advisory company of Pamela Krueger and Associates located in Austin, Texas. That company operated as a subsidiary of Texas United under the name Third Coast Wealth Advisors and was sold in October 2003. In September 2000, Texas United acquired certain assets and assumed certain liabilities of two branches in Hempstead and Waller from Texas Guaranty Bank in Houston.

In July 2002, Texas United acquired The Bryan-College Station Financial Holding Company and its wholly owned subsidiary, First Federal Savings Bank (“First Federal”) located in Bryan, Texas. The three locations of First Federal became banking centers of State Bank.

On February 5, 2004, State Bank acquired Community Home Loan, Inc. (“CHL”), a mortgage bank domiciled in Houston, Texas, and began operating CHL as a subsidiary of State Bank. Based upon financial information as of December 31, 2003, State Bank acquired $11.1 million in assets and assumed $10.1 million in liabilities from CHL. Initial consideration paid was $300,000 in cash and $200,000 in Texas United common stock. In the second quarter of 2005, CHL was restructured and became a part of the mortgage banking division of State Bank.

On July 30, 2004, Texas United acquired the loans and premises and assumed the deposit liabilities of the Caldwell, Texas and Lexington, Texas branches of Central Bank, Houston, Texas. These branches became banking centers of State Bank.

On October 1, 2004, Texas United acquired GNB Bancshares, Inc. and its wholly-owned subsidiary, GNB Financial, n.a. Pursuant to the terms of the merger agreement, in exchange for all outstanding shares of GNB Bancshares capital stock, Texas United paid $18.4 million in cash and issued 1,456,819 shares of its common stock. As of September 30, 2004, GNB Bancshares had, on a consolidated basis, total assets of $223.7 million, total loans of $166.6 million, total deposits of $186.3 million and shareholder’s equity of $19.2 million. GNB Financial, with seven full service banking locations, is operated as a separate banking subsidiary of Texas United.

On December 1, 2005, Texas United acquired Gateway Holding Company, Inc. and its wholly-owned subsidiary, Gateway National Bank. Pursuant to the terms of the merger agreement, in exchange for all outstanding shares of Gateway Holding Company’s capital stock, Texas United paid $11.2 million in cash and issued 1,357,379 shares of its common stock. As of November 30, 2005, Gateway Holding Company had, on a consolidated basis, total assets of $223.2 million, total loans of $141.5 million, total deposits of $204.8 million and shareholders’ equity of $12.1 million. Gateway, with six full service banking locations, is operated as a separate banking subsidiary of Texas United.

Recent Developments. On February 13, 2006, Texas United Nevada, Inc., a Nevada corporation and a wholly-owned subsidiary of Texas United, was converted into a Nevada limited liability company known as Texas United Nevada, LLC.

On February 14, 2006, Texas United completed the acquisition of The Express Bank of Texas (“Express”), Round Rock, Texas, through the merger of Express with and into State Bank. In connection with the acquisition, Texas United issued 248,317 shares of its common stock and paid approximately $4.7 million in cash to shareholders of Express in exchange for all of the outstanding shares of Express common stock. As of January 31, 2006, Express had two branch locations and had total assets of $42.8 million, total loans of $18.5 million, total deposits of $39.0 million and shareholders’ equity of $3.8 million.

Pending Acquisition. On November 22, 2005, Texas United announced its proposed acquisition of Northwest Bancshares, Inc. (“Northwest”), Roanoke, Texas. Under the terms of the merger agreement, Northwest will merge into Texas United and subsequently, Northwest’s wholly owned subsidiary, Northwest Bank, will merge with and into GNB Financial. Texas United expects to issue approximately 1,004,904 shares of its common stock and approximately $12.4 million in cash for all of the issued and outstanding capital stock of Northwest, subject to adjustment as provided in the merger agreement. Northwest operates five banking offices in and around the Dallas-Fort Worth, Texas metroplex. At December 31, 2005, Northwest had, on a consolidated basis, total assets of $131.7 million, loans of $101.3 million, deposits of $118.9 million and shareholders’ equity of $12.4 million.

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

Growth and Operating Strategies

The key components of Texas United’s growth and operating strategies are as follows:

Growth Strategy. Texas United has grown through a combination of internal growth and acquisitions. Texas United’s growth strategy is to increase its presence in north central, central and south central Texas by branching into or acquiring community banks with a presence in rural areas and higher growth suburban areas of Austin, Houston, San Antonio and Dallas. Texas United believes that its current locations provide the necessary platform to expand its services within its existing market area and into new markets offering growth potential, and that Texas United has the back office and technology systems in place to accommodate additional growth. Texas United also intends to continue to add experienced lenders in strategic market areas. Texas United’s growth plan entails the following:

•	Continued focus on internal growth and de novo branching. An important part of Texas United’s growth strategy is to continue its expansion efforts through internal growth and de novo branching. To do so, Texas United intends to evaluate and consider opening de novo banking centers in market areas and contiguous market areas when opportunities arise. Texas United has established a successful track record of opening de novo banking centers, having opened nine banking centers between May 1999 and December 2005.

•	Continued growth through selected acquisitions. Another significant part of Texas United’s growth strategy is to continue its pursuit of growth opportunities through acquisitions. Texas United believes that it has a history of successfully integrating the operational and cultural aspects of its prior acquisitions. Further, Texas United has experienced little customer defection and staff attrition following its prior acquisitions.

•	Continued focus on rural areas and outlying communities of larger metropolitan areas. In evaluating acquisition opportunities, Texas United plans to continue to focus on the needs of small to medium-sized businesses in both the rural communities in which its banking centers are located and in outlying communities of larger metropolitan areas, which while within a commutable distance from a metropolitan area, generally have the characteristics of a small town. In evaluating de novo branching opportunities, Texas United intends to focus mostly on outlying communities of larger metropolitan areas. Texas United’s management believes that the larger regional banks are not allocating their resources to serve these customers effectively. Small to medium-sized businesses generally have the size and sophistication to demand customized products and services, which management believes Texas United’s bankers are well-equipped to understand and address as a result of their experience. Further, it has been Texas United’s experience that it is less costly to establish a location in a rural or outlying community than in a metropolitan area, and that these markets are generally less competitive.

Operating Strategies. While pursuing its growth strategy, Texas United plans to continue its focus on customer service, asset quality and prudent capital management as described below.

•	Continued emphasis on relationship based banking and decentralized decision-making. Texas United operates under a community banking philosophy which is customer driven, emphasizes long-term customer relationships and provides practical financial solutions, convenience and consistent service. Each of its banking centers is administered by one of its local presidents who has knowledge of the particular community and lending expertise in the specific industries found within the community. Texas United entrusts its banking center presidents with the authority and flexibility within general parameters to make customer-related decisions, as management believes that the most efficient and effective decisions are made at the point of customer contact by the people who know the customer. With its decentralized decision-making process, Texas United is able to provide customers with rapid decisions on lending issues. The support services Texas United provides to its banking centers are centralized in its main office located in La Grange, Texas. These services include back office operations, credit administration, human resources, internal audit, compliance, training and data processing. As a result, Texas United’s operations enhance efficiencies, maintain consistency in policies and procedures and enable its employees to focus on developing and strengthening customer relationships.

•	Continued emphasis on credit administration and sound asset quality. Texas United’s experienced credit administration team has developed an “asset quality culture” consisting of comprehensive policies and procedures for credit underwriting and funding that have enabled Texas United to maintain sound credit quality in spite of its rapid growth. Combined with its significant lending experience, these procedures and controls have enabled Texas United to provide responsive, customized service to our customers. Texas United’s total assets have grown from $379.8 million at December 31, 2000 to $1.552 billion at December 31, 2005. Despite this growth, at December 31, 2005, Texas United’s ratio of nonperforming loans to total loans was 0.46% and its ratio of nonperforming assets to total loans, other real estate and other repossessed assets was 0.68%. Going forward, Texas United intends to adhere to the practices and policies that have contributed to its sound asset quality to date.

•	Continued prudent management of capital. Texas United’s goal is to operate at a capital level that supports its growth but does not unduly hamper its achievement of an attractive return on equity. In order to strike this balance, Texas United relies on its management’s expertise to prudently manage its capital resources. In the past, Texas United has initiated repurchases of its common stock and would consider doing so again in an effort to manage capital. During 2005 and 2003, Texas United issued an aggregate of $16.0 million and $5.2 million, respectively, in junior subordinated debentures to its unconsolidated subsidiary trusts because it believed it to be the lowest cost source of capital available to accommodate its growth.

Lines of Business

Texas United offers a variety of traditional loan and deposit products to its customers that consist primarily of consumers and small to medium-sized businesses. Texas United tailors its products to the needs of customers within a specific market area. At December 31, 2005, Texas United maintained approximately 87,986 separate deposit accounts and 17,543 separate loan accounts and approximately 28.3% of Texas United’s total deposits were noninterest-bearing demand deposits. For the year ended December 31, 2005, Texas United’s average cost of funds was 2.11%.

Texas United has been an active mortgage lender, with 1-4 family residential (including loans held for sale) and commercial mortgage loans comprising 56.0% of the Texas United’s total loans outstanding as of December 31, 2005. For consumer customers, Texas United offers loans for automobiles and other consumer durables, home equity loans, debit and credit cards, personal computer banking, and other cash flow management services and telebanking. By offering certificates of deposit, NOW accounts, savings and money market accounts, and overdraft protection at competitive rates, Texas United gives its depositors a full range of traditional deposit products. Texas United successfully introduced Platinum Reward Checking, which for a monthly fee provides consumers with a package of benefits including free personalized checks and overdraft protection. In addition, Texas United facilitates sales of brokerage, mutual funds, annuities, and other insurance products through third party vendors.

Market Area

As of December 31, 2005, Texas United’s primary market consisted of the rural and outlying communities of larger metropolitan areas served by its 36 full service banking centers, four LPOs and 11 LSBs within 17 counties located primarily between the Austin, Houston and San Antonio metropolitan areas in central and south central Texas and in Cooke, Dallas, Denton and Ellis counties surrounding the Dallas-Fort Worth metroplex. The diverse nature of the economies at each location served by Texas United provides a varied customer base and allows Texas United to spread its lending risk throughout a number of different industries. Texas United’s market area is comprised of smaller community banks or branches of large regional banks. Management believes that as a mid-sized financial institution it can combine the philosophies of a community bank with the sophistication of a large regional bank to enhance its competitive advantage within the markets served and provide for excellent growth opportunities through acquisitions, new branching locations and additional business development.

Operating Segments

Texas United’s operations are managed along two reportable operating segments consisting of Commercial Banking and Mortgage Banking. See Note W-Segment Information in the notes to consolidated financial statements included with this annual report on Form 10-K.

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

Employees

As of December 31, 2005, Texas United had 628 full-time equivalent employees. Texas United provides medical and hospitalization insurance to its full-time employees. Management considers its relations with its employees to be good. Neither Texas United nor any of its subsidiary banks is a party to any collective bargaining agreement.

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

The following description summarizes some of the laws to which Texas United, State Bank, GNB Financial and Gateway are subject. References in the following description to applicable statutes and regulations are brief summaries of these statutes and regulations, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

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

Notwithstanding the foregoing, the Gramm-Leach-Bliley Act, effective March 11, 2000, eliminates the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers and permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities and activities that the Federal Reserve Board has determined to be closely related to banking. No regulatory approval is generally required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

Under the Gramm-Leach-Bliley Act, a bank holding company may become a financial holding company by filing a declaration with the Federal Reserve Board if each of its subsidiary banks is well-capitalized under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act of 1977 (“CRA”).

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

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2005, Texas United’s ratio of Tier 1 capital to total risk-weighted assets was 9.59% and its ratio of total capital to Tier l risk-weighted assets was 10.45%.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s

Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of 4.0%. As of December 31, 2005, Texas United’s leverage ratio was 8.29%.

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

State Bank, GNB Financial and Gateway

State Bank is a Texas-chartered banking association, the deposits of which are insured by the Bank Insurance Fund (“BIF”) of the FDIC. State Bank is not a member of the Federal Reserve System; therefore, State

Bank is subject to supervision and regulation by the FDIC and the Texas Department of Banking (“TDB”). Such supervision and regulation subjects State Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the TDB. Because the Federal Reserve Board regulates the bank holding company parent of State Bank, the Federal Reserve Board also has supervisory authority which directly affects State Bank.

GNB Financial and Gateway are each national banking associations. As national banking associations, GNB Financial and Gateway are subject to supervision and regulation by the Office of the Comptroller of Currency (“OCC”). Since the deposits of GNB Financial and Gateway are insured by the BIF of the FDIC, GNB Financial and Gateway are also subject to supervision and regulation by the FDIC. Because the Federal Reserve Board regulates Texas United, and because GNB Financial and Gateway are members of the Federal Reserve System, the Federal Reserve Board also has regulatory authority which directly affects GNB Financial and Gateway.

Permissible Activities for State-Chartered Institutions. The Texas Constitution, as amended in 1986, provides that a Texas-chartered bank such as State Bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. To the extent that the Texas laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, FDICIA has operated to limit this authority. FDICIA provides that no state bank or subsidiary thereof may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the insurance fund. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.

Financial Modernization. Under the Gramm-Leach-Bliley Act, national banks such as GNB Financial and Gateway may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment, real estate development, real estate investment and annuity issuance. To do so, a national bank must be well-capitalized, well managed and have a CRA rating of satisfactory or better. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must remain well-capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions. Such actions or restrictions could include divestiture of the “financial in nature” subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the national bank has a CRA rating of satisfactory or better.

Although the powers of state-chartered banks are not specifically addressed in the Gramm-Leach-Bliley Act, Texas-chartered banks such as State Bank will have the same if not greater powers as national banks through the parity provision contained in the Texas Constitution.

Branching. Texas law provides that a Texas-chartered bank such as State Bank can establish a branch anywhere in Texas provided that the branch is approved in advance by the TDB. The branch must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers.

Restrictions on Transactions with Affiliates and Insiders. Transactions between State Bank, GNB Financial, Gateway and their nonbanking subsidiaries and/or affiliates, including Texas United, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of Texas United or its subsidiaries.

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between State Bank, GNB Financial or Gateway and their affiliates be on terms substantially the same, or at least as favorable to State Bank, GNB Financial or Gateway, as the case may be, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The

Federal Reserve has also issued Regulation W which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions.

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

Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by State Bank and GNB Financial have provided Texas United’s operating funds and for the foreseeable future it is anticipated that dividends paid by State Bank, GNB Financial and Gateway to Texas United will continue to be Texas United’s source of operating funds.

Capital adequacy requirements of the FDIC serve to limit the amount of dividends that may be paid by State Bank. State Bank cannot pay a dividend if, after paying such dividend, it would be classified as “undercapitalized.” The FDIC may declare a dividend payment by State Bank to be unsafe and unsound even though State Bank would continue to meet its capital requirements after the dividend.

Capital adequacy requirements of the OCC limit the amount of dividends that may be paid by GNB Financial or Gateway. Neither GNB Financial nor Gateway can pay a dividend if, after paying the dividend, such bank would be classified as “undercapitalized.” In addition, without the OCC’s approval, dividends may not be paid by GNB Financial or Gateway in an amount in any calendar year which exceeds such bank’s total net profits for that year, plus its retained profits for the preceding two years, less any required transfers to capital surplus. National banks such as GNB Financial and Gateway also may not pay dividends in excess of total retained profits, including current year’s earnings after deducting bad debts in excess of reserves for loan losses. In some cases, the OCC may find a dividend payment that meets these statutory requirements to be an unsafe or unsound practice.

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

Examinations. Under FDICIA, all insured institutions must undergo regular on-site examination by their appropriate banking agency and such agency may assess the institution for its costs of conducting the examination. The OCC periodically examines and evaluates national banks such as GNB Financial and Gateway and the FDIC periodically examines and evaluates insured, state non-member banks such as State Bank. These examinations review areas such as capital adequacy, reserves, loan portfolio quality and management, consumer and other compliance issues, investments, information systems, disaster recovery and contingency planning and management practices. Based upon such an evaluation, the OCC or the FDIC, as the case may be, may revalue the assets of a bank and require that it establish specific reserves to compensate for the difference between the OCC-determined value or FDIC-determined value, as the case may be, and the book value of such assets. The TDB also conducts examinations of Texas-chartered banks but may accept the results of a federal examination in lieu of conducting an independent examination.

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

Both the FDIC’s and the OCC’s risk-based capital guidelines generally require their regulated banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for State Bank, GNB Financial and Gateway as for Texas United. As of December 31, 2005, State Bank’s ratio of Tier 1 capital to total risk-weighted assets was 9.30% and its ratio of total capital to total risk-weighted assets was 10.10%. As of December 31, 2005, GNB Financial’s ratio of Tier 1 capital to total risk-weighted assets was 9.78% and its ratio of total capital to total risk-weighted assets was 10.66%. As of December 31, 2005, Gateway’s ratio of Tier 1 capital to total risk-weighted assets was 9.84% and its ratio of total capital to total risk-weighted assets was 10.99%.

The FDIC’s and the OCC’s leverage guidelines require insured, state non-member banks and national banks, respectively, to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The TDB has issued a policy that generally requires Texas-chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 6.0%. As of December 31, 2005, State Bank’s, GNB Financial’s and Gateway’s ratios of Tier 1 capital to average total assets (leverage ratio) were 7.07%, 8.79% and 7.83%, respectively.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A “well-capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well-capitalized bank. A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized. State Bank, GNB Financial and Gateway are all classified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations.

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

As an institution’s capital decreases, the federal regulators’ enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator. Similarly, within 90 days of a national bank becoming critically undercapitalized, the OCC must appoint a receiver or conservator unless certain findings are made with respect to the prospect for the institution’s continued viability.

Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

Deposit Insurance Assessments. The deposits held by State Bank, GNB Financial and Gateway are insured by the FDIC through the BIF to the extent provided by law and they must pay assessments to the FDIC for such deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, FDIC-insured depository institutions pay annual insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances.

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

In addition to BIF assessments, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by the Financing Corporation (“FICO”) to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. With regard to the assessment for the FICO obligation, for the fourth quarter 2005, the BIF rate was 0.0134% of deposits.

Enforcement Powers. The FDIC and the other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject Texas United or its banking subsidiaries, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. The appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan. The TDB also has broad enforcement powers over State Bank, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

Brokered Deposit Restrictions. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) and FDICIA generally limit institutions which are not well-capitalized from accepting brokered deposits. In general, undercapitalized capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

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

Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, State Bank, GNB Financial and Gateway are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. State Bank, GNB Financial and Gateway must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

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

Sarbanes-Oxley Act of 2002

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”). Commencing with this 2005 annual report on Form 10-K, Texas United is required to include a report of management on its internal controls over financial reporting. The internal controls report includes a statement of management’s responsibility for establishing and maintaining adequate controls over financial reporting as of year-end; of the framework used by management to evaluate the effectiveness of Texas United’s internal controls over financial reporting; and that Texas United’s independent registered public accounting firm has issued an attestation report on management’s assessment of Texas United’s internal controls over financial reporting, which report is also required to be filed as part of the annual report on Form 10-K.

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

Item 1A. Risk Factors

An investment in Texas United’s Common Stock involves risks. The following is a description of the material risks and uncertainties that Texas United believes affect its business and an investment in the Common Stock. Additional risks and uncertainties that Texas United is unaware of, or that it deems immaterial, also may become important factors that affect Texas United and its business. If any of the risks described in this annual report on Form 10-K were to occur, Texas United’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Common Stock could decline significantly and you could lose all or part of your investment.

Risks Associated With Texas United’s Business

If Texas United is not able to continue its historical levels of growth, it may not be able to maintain its historical earnings trends.

Texas United has expanded its business through internal growth programs, acquisitions and opening de novo branches. Texas United may not be able to sustain its historical rate of growth or may not even be able to grow at all. In addition, Texas United may not be able to obtain the financing necessary to fund additional growth and may not be able to identify and integrate suitable and profitable acquisition targets. Various factors, such as economic conditions and competition, may impede or prohibit the opening of new banking centers. Further, Texas United may be unable to attract and retain experienced bankers, which could adversely affect its internal growth. If Texas United is not able to continue its historical levels of growth, it may not be able to maintain its historical earnings trends.

If Texas United is unable to manage its growth effectively, its operations could be negatively affected.

Companies like Texas United that experience rapid growth face various risks and difficulties, including:

•	finding suitable markets for expansion;

•	finding suitable candidates for acquisition;

•	attracting funding to support additional growth;

•	maintaining asset quality;

•	attracting and retaining qualified management; and

•	maintaining adequate regulatory capital.

In addition, in order to manage its growth and maintain adequate information and reporting systems within its organization, Texas United must identify, hire and retain additional qualified employees, particularly in the accounting and operational areas of its business.

If Texas United does not manage its growth effectively, its business, financial condition, results of operations and future prospects could be negatively affected, and Texas United may not be able to continue to implement its business strategy and successfully conduct its operations.

If Texas United is unable to identify and acquire other financial institutions and successfully integrate its acquired businesses, its business and earnings may be negatively affected.

Texas United intends to continue its current growth strategy. The market for acquisitions remains highly competitive, and Texas United may be unable to find acquisition candidates in the future that fit its acquisition and growth strategy. To the extent that Texas United is unable to find suitable acquisition candidates, an important component of its growth strategy may be lost.

Acquisitions of financial institutions involve operational risks and uncertainties and acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect Texas United’s organization. Texas United may not be able to complete future acquisitions and, if completed, Texas United may not be able to successfully integrate the operations, management, products and services of the entities that it acquires and eliminate redundancies. The integration process may also require significant time and attention from Texas United’s management that they would otherwise direct at servicing existing business and developing new business. Texas United’s failure to successfully integrate the entities it acquires into its existing operations may increase its operating costs significantly and adversely affect its business and earnings.

Texas United’s business is subject to interest rate risk and fluctuations in interest rates may adversely affect its earnings and capital levels.

The majority of Texas United’s assets are monetary in nature and, as a result, Texas United is subject to significant risk from changes in interest rates. Changes in interest rates can impact Texas United’s net interest income as well as the valuation of its assets and liabilities. Texas United’s earnings are significantly dependent on its net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Texas United expects that it will periodically experience “gaps” in the interest rate sensitivities of its assets and liabilities, meaning that either its interest-bearing liabilities will be more sensitive to changes in market interest rates than its interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to Texas United’s position, this “gap” may work against Texas United, and its earnings may be negatively affected.

An increase in the general level of interest rates may also, among other things, reduce the demand for loans and Texas United’s ability to originate loans. Conversely, a decrease in the general level of interest rates, among other things, may lead to an increase in prepayments on Texas United’s loan and mortgage-backed securities portfolios and increased competition for deposits. Accordingly, changes in the general level of market interest rates affect Texas United’s net yield on interest-earning assets, loan origination volume, loan and mortgage-backed securities portfolios and its overall results.

Although Texas United’s asset-liability management strategy is designed to control its risk from changes in the general level of market interest rates, market interest rates are affected by many factors outside of Texas United’s control, including inflation, recession, changes in unemployment, money supply and international disorder and instability in domestic and foreign financial markets. In view of the continued low interest rates on savings, loans and investments that currently prevail, it is quite possible that significant changes in interest rates may take place in the future, and Texas United cannot always accurately predict the nature or magnitude of such changes or how such changes may affect its business.

Texas United’s profitability depends significantly on local economic conditions.

Texas United’s success depends primarily on the general economic conditions of the geographic markets in which it operates. Unlike larger banks that are more geographically diversified, Texas United provides banking and financial services to customers primarily in the central and south central areas of Texas and in counties in and surrounding the Dallas-Fort Worth, Texas metroplex. The local economic conditions in these areas have a significant impact on Texas United’s commercial, real estate and construction loans, the ability of its borrowers to repay their loans and the value of the collateral securing these loans. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic calamities, unemployment or other factors could impact these local economic conditions and negatively affect Texas United’s financial results.

A large percentage of Texas United’s loans are secured by real estate, and an adverse change in the real estate market may result in losses and adversely affect Texas United’s profitability.

Approximately 69.0% of Texas United’s loan portfolio as of December 31, 2005 was comprised of loans secured by real estate. An adverse change in the economy affecting values of real estate generally or in Texas United’s market areas specifically could impair the value of Texas United’s collateral and its ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, the amounts Texas United receives upon sale of the collateral may be insufficient to recover outstanding principal and interest on the loan. As a result, Texas United’s profitability and financial condition could be negatively impacted by an adverse change in the real estate market.

Texas United could be subject to environmental risks and associated costs on its foreclosed real estate assets.

A significant portion of Texas United’s loan portfolio is secured by real property. There is a risk that hazardous or toxic waste could be found on the properties that secure Texas United’s loans. If Texas United acquires such properties as a result of foreclosure, it could be held responsible for the cost of cleaning up or removing this waste, and this cost could exceed the value of the underlying properties and adversely affect Texas United’s profitability. Although Texas United has policies and procedures that require it to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards.

Texas United’s allowance for loan losses may not be sufficient to cover actual loan losses, which could adversely affect its earnings.

As a lender, Texas United is exposed to the risk that its loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to fully compensate Texas United for the outstanding balance of the loan plus the costs to dispose of the collateral. Texas United may experience significant loan losses which could have a material adverse effect on its operating results and financial condition. Management makes various assumptions and judgments about the collectibility of Texas United’s loan portfolio, including the diversification by industry of its commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, and the evaluation of its loan portfolio by the external loan review.

Texas United maintains an allowance for loan losses in an attempt to cover loan losses inherent in its loan portfolio. Additional loan losses will likely occur in the future and may occur at a rate greater than Texas United has experienced to date. In determining the size of the allowance, Texas United relies on an analysis of its loan portfolio, its experience and its evaluation of general economic conditions. If Texas United’s assumptions prove to be incorrect, its current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. Material additions to the allowance would materially decrease net income.

In addition, federal and state regulators periodically review Texas United’s allowance for loan losses and may require Texas United to increase its provision for loan losses or recognize further loan charge-offs, based on judgments different than those of Texas United’s management. Any increase in Texas United’s allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material negative effect on Texas United’s operating results and financial condition.

Texas United’s small to medium-sized business target market may have fewer financial resources to weather a downturn in the economy.

Texas United targets its business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact the central and south central Texas area or the other markets in which Texas United operates, Texas United’s results of operations and financial condition may be negatively affected.

An interruption in or breach in security of Texas United’s information systems may result in a loss of customer business.

Texas United relies heavily on communications and information systems to conduct its business. Any failure or interruption or breach in security of these systems could result in failures or disruptions in Texas United’s customer relationship management, general ledger, deposits, servicing or loan origination systems. Texas United cannot assure you that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by Texas United. The occurrence of any failures or interruptions could result in a loss of customer business and have a negative effect on Texas United’s results of operations and financial condition.

Risks Associated With Texas United’s Industry

Texas United faces strong competition from other financial institutions and financial service companies, which could adversely affect its operations and financial condition.

Texas United faces vigorous competition from banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services than Texas United does. Texas United also competes with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations, each of which may offer more favorable financing than Texas United is able to provide. Some of Texas United’s nonbank competitors are not subject to the same extensive regulations that govern Texas United. This competition may reduce or limit Texas United’s margins on banking services, reduce its market share and adversely affect its results of operations and financial condition.

Texas United operates in a highly regulated environment and, as a result, is subject to extensive regulation and supervision that could adversely affect its financial performance, and Texas United may be adversely affected by changes in federal and local laws and regulations.

Texas United is subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal or state legislation could have a substantial impact on Texas United, its subsidiary banks, and its operations. Additional legislation and regulations may be enacted or adopted in the future that could significantly affect Texas United’s powers, authority and operations, or the powers, authority and operations of State Bank, GNB Financial and Gateway, which could have a material adverse effect on Texas United’s financial condition and results of operations. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of this regulatory discretion and power may have a negative impact on Texas United.

Risks Associated With Texas United Common Stock

Texas United’s corporate organizational documents and the provisions of Texas law to which it is subject may delay or prevent a change in control of Texas United that you may favor.

Texas United’s articles of incorporation and bylaws contain various provisions which may delay, discourage or prevent an attempted acquisition or change of control of Texas United. These provisions include:

•	a board of directors classified into three classes of directors with the directors, of each class having staggered, three year terms;

•	a provision requiring the approval of the holders of at least 70% of Texas United common stock in the event of a merger or consolidation in which Texas United is not the surviving entity in the transaction or the sale or exchange of all or substantially all of Texas United’s assets;

•	a provision that any special meeting of Texas United’s shareholders may be called only by a majority of the board of directors, the president or the holders of at least 50% of Texas United’s shares entitled to vote at the meeting;

•	a provision establishing certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at an annual or special meeting of shareholders; and

•	a provision that denies shareholders the right to amend Texas United’s bylaws.

Texas United’s articles of incorporation provide for noncumulative voting for directors and authorize the board of directors to issue shares of its preferred stock without shareholder approval and upon such terms as the board of directors may determine. The issuance of Texas United preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a controlling interest in Texas United. In addition, certain provisions of Texas law, including a provision which restricts certain business combinations between a Texas corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control of Texas United.

The trading volume in Texas United common stock has been low.

Although Texas United common stock is listed for trading on the National Market System of the Nasdaq Stock Market, the trading volume in Texas United common stock has been limited. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market place of willing buyers and sellers of Texas United common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which Texas United has no control. Given the limited trading volume of Texas United common stock, significant sales of its common stock by new or existing shareholders, or the expectation of these sales, could cause Texas United’s stock price to fall.

Risks Related to Texas United’s Pending Acquisition of Northwest Bancshares, Inc.

There may be undiscovered risks or losses associated with the Northwest acquisition.

As a result of the pending acquisition of Northwest Bancshares, Inc., Texas United will acquire all of the assets and liabilities of Northwest, including, without limitation, its loan portfolio. Texas United has not previously owned or operated Northwest and it does not have any detailed working experience related to its business and operations. There may be instances when Texas United, under its normal operating procedures, may find after the acquisition, that there may be additional losses or undisclosed liabilities with respect to the assets and liabilities of Northwest, and, with respect to its loan portfolio, that the ability of a borrower to repay a loan may have become impaired, the quality of the value of the collateral securing a loan may fall below Texas United’s standards or the allowance for credit losses may not be adequate. One or more of these factors might cause Texas United to have additional losses or liabilities, additional loan charge-offs or increases in allowances for credit losses, which could have a negative impact upon its future income.

Texas United may not be able to successfully consummate the acquisition of Northwest and, even if the acquisition is consummated, Texas United may not be able to integrate Northwest’s operations with its business efficiently.

While Texas United has entered into a definitive agreement to acquire all of the capital stock of Northwest, there are a number of conditions to completing the acquisition, and there can be no assurance that those conditions will be satisfied. Even if the acquisition is consummated, it will create risks associated with the integration of Northwest’s operations with Texas United’s, including, without limitation, the loss of key employees and customers, the disruption of ongoing businesses and possible inconsistencies in standards, controls and procedures.

Texas United may not realize the benefits from the Northwest acquisition that it anticipates, or it may not be able to integrate Northwest’s operations successfully. If Texas United fails to integrate the operations of Northwest efficiently, it could have a material adverse effect on Texas United’s business, financial condition, results of operation and future prospects.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2005, Texas United conducted business at 36 full service banking locations, four LPOs and 11 LSBs. Texas United’s headquarters are located at 202 W. Colorado Street, La Grange, Texas. State Bank owns all of the buildings in which its banking centers are located except for the Tomball banking center, its four LPOs and its 11 LSBs. The lease for the Tomball location expires in June 2009. The leases on the LPOs range from month-to-month to five-year terms. The lease terms on the LSBs expire in 2006 through 2010, not including optional renewal periods that may be available.

GNB Financial owns all of the buildings in which its banking centers are located except for the Muenster facility and the location in the Gainesville, Texas Wal-Mart. The GNB Financial leases expire in July 2007 and October 2006, respectively, not including optional renewal periods which are available.

Gateway owns three of its banking centers and leases the other three banking facilities. The lease terms expire in 2007 through 2012, not including optional renewal periods that may be available.

The following tables set forth specific information on each location as of December 31, 2005:

Location	Address	Deposits at December 31, 2005
		(Dollars in thousands)
State Bank:
La Grange and State Bank Headquarters	202 W. Colorado	$111,787
	La Grange, Texas 78945

Flatonia	205 East South Main	33,053
	Flatonia, Texas 78629

Gonzales	508 St. Louis	50,987
	Gonzales, Texas 78629

Weimar	201 N. Center Street	11,682
	Weimar, Texas 78962

New Braunfels	844 North Loop 37	37,101
	New Braunfels, Texas 78131

Schulenburg	301 Bucek St.	20,938
	Schulenburg, Texas 78956

Dime Box	Bowes & Highway 141	17,190
	Dime Box, Texas 77853

Tomball	620 W. Main Street	28,756
	Tomball, Texas 77377

Pleasanton	1112 W. Oaklawn Drive	29,175
	Pleasanton, Texas 78064

Location	Address	Deposits at December 31, 2005
		(Dollars in thousands)
State Bank (continued):

Hempstead	1250 Austin Street	$56,362
	Hempstead, Texas 77445

Waller	31250 FM 2920	54,724
	Waller, Texas 77484

Cedar Park	650 E. Witestone Blvd.	25,755
	Cedar Park, Texas 78613

Austin	12730 Research Blvd.	26,862
	Austin, Texas 78759

Lexington	8933 N. Hwy 77	9,655
	Lexington, Texas 78747

Bryan Main	2900 Texas Avenue	58,447
	Bryan, Texas 77802

Bryan North	1500 N. Texas Avenue	11,052
	Bryan, Texas 77803

College Station	2202 Longmire	19,917
	College Station, Texas 77840

Liberty Hill	101 Bronco Blvd.	10,912
	Liberty Hill, Texas 78942

Caldwell	129 W. Buck Street	72,378
	Caldwell, Texas 77836

Lexington Downtown	604 Wheatley Street	17,403
	Lexington, Texas 78947

Wellborn Road (opened July 2005)	12995 FM 2154	2,362
	College Station, Texas 77845

Magnolia (opened July 2005)	18415 FM 1488	4,659
	Magnolia, Texas 77354

Copperfield (opened November 2005)	4282 Boonville Road	498
	Bryan, Texas 77802
GNB Financial:
Gainesville and GNB Financial Headquarters	100 E. California Street	$113,394
	Gainesville, Texas 76240

Gainesville Wal-Mart	1800 Lawrence Street	2,423
	Gainesville, Texas 76240

Ennis	2200 W. Ennis Avenue	21,410
	Ennis, Texas 75119

Muenster	1000 E. Division	11,892
	Muenster, Texas 76252

Sanger	1100 N. Stemmons	26,848
	Sanger, Texas 76266

The Colony	4400 Main Street	19,447
	The Colony, Texas 75056

Waxahachie	401 Ferris Avenue	8,648
	Waxahachie, Texas 75165

Location	Address	Deposits at December 31, 2005
(Dollars in thousands)
Gateway:
Dallas and Gateway Headquarters	12655 North Central Expressway, Suite 100	$104,780
Dallas, Texas 75243

Carrollton	2650 Midway Road, Suite 100	2,792
Carrollton, Texas 75006

Balch Springs	3636 Shepherd Lane	46,610
Balch Springs, Texas 75180

Mesquite	2424 Beltline Road	26,853
Mesquite, Texas 75150

Frisco	6801 Gaylord Parkway, Suite 101	30,519
Frisco, Texas 75034

Frisco West	2860 Main Street	5,031
Frisco, Texas 75034
Loan Production Offices (LPOs):
McMillian	8303 Mopac, Suite A-120	N/A
Austin, Texas 78746

Smithville	110 NE 2nd Street	N/A
Smithville, Texas 78957

Victoria	1501 Mockingbird, Suite 239	N/A
Victoria, Texas 77904

Frisco	6801 Gaylord Parkway, Suite 101	N/A
Frisco, Texas 75034
Limited Service Branches (LSBs):
Capstar	3307 Northland Drive, Suite 370	N/A
Austin, Texas 78759

Mopac	11921 Mopac Expressway, Suite 100 B	N/A
Austin, Texas 78759

Kirby	3730 Kirby Drive, Suite 1200	N/A
Houston, Texas 77098

Woodlands	1610 Woodstead Ct., Suite 130	N/A
The Woodlands, Texas 77380

Baytown	9855 Eagle Drive Road	N/A
Mt. Belvieu, Texas 77580

North Houston	7915 FM 1960, Suite 120	N/A
Houston, Texas 77580

SA San Pedro	14100 San Pedro, Suite 501	N/A
San Antonio, Texas 78232

SA Central Parkway	1000 Central Parkway North, Suite 220	N/A
San Antonio, Texas 78232

Afton Oaks	400 N. Loop 1604, Suite 105	N/A
San Antonio, Texas 78232

Richmond	11000 Richmond, Suite 120	N/A
Houston, Texas 77042

Gulfgate	2900 Woodridge, Chase Gulfgate, Suite 301	N/A
Houston, Texas 77087

Item 3. Legal Proceedings

Texas United, State Bank, GNB Financial and Gateway from time to time are involved in legal proceedings arising in the normal course of business. Management believes that neither Texas United nor any of its banking subsidiaries are a party to, or any of their property the subject of, any material pending or threatened legal proceedings, which, if determined adversely, would have a material adverse effect upon the consolidated financial condition, results of operations or cash flows of Texas United.

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of Texas United’s shareholders was held on November 22, 2005. At the special meeting, the shareholders of Texas United considered and acted on the following proposals:

1. A proposal to approve the Agreement and Plan of Reorganization, dated as of May 2, 2005, by and between Texas United and Gateway Holding Company pursuant to which Gateway Holding Company will merge with and into Texas United, all on and subject to the terms and conditions contained therein. A total of 5,459,268 shares voted in favor of the proposal, 575,608 shares voted against the proposal and 13,235 shares abstained.

2. A proposal to adjourn the special meeting to a later date or dates, if necessary, to permit further solicitation of proxies in the event there are not sufficient votes at the time of the special meeting to approve the merger agreement. This item was dismissed because enough votes were either represented in person or by proxy.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Texas United’s Common Stock began trading on July 31, 2002 and is listed on the NASDAQ National Market System under the symbol “TXUI.” As of February 28, 2006, there were 9,226,331 shares issued and outstanding and approximately 1,238 shareholders of record. The number of beneficial owners is unknown to Texas United at this time.

The high and low intra-day sales prices of Texas United Common Stock as reported by the NASDAQ National Market by quarter for the 2005 and 2004 fiscal years were as follows:

2005	High	Low
First quarter	$20.00	$17.65
Second quarter	18.50	16.30
Third quarter	20.73	17.54
Fourth quarter	20.47	17.37

2004
First quarter	$19.72	$15.91
Second quarter	19.20	17.05
Third quarter	17.99	16.90
Fourth quarter	20.00	17.38

Dividends

Holders of Common Stock are entitled to receive dividends when, as and if declared by Texas United’s Board of Directors out of funds legally available therefor. While Texas United has declared dividends on its Common Stock since inception in 1998, and paid quarterly dividends aggregating $0.08 per share in 2005, there is no assurance that Texas United will continue to pay dividends in the future.

The primary source of cash revenues to Texas United is dividends paid by State Bank, GNB Financial and Gateway (collectively, the “Banks”) with respect to their respective capital stock. There are certain restrictions on the payment of such dividends imposed by federal and state banking laws, regulations and authorities. Under federal law, the Banks cannot pay a dividend if it will cause the Banks to be “undercapitalized.” The Banks are also subject to risk-based capital rules that restrict their ability to pay dividends. The risk-based capital rules set a specific schedule for achieving minimum capital levels in relation to risk-weighted assets. Regulatory authorities can impose stricter limitations on the ability of the Banks to pay dividends if they consider the payment to be an unsafe or unsound practice.

The per share cash dividends paid by Texas United by quarter for the last two fiscal years were as follows:

	2005	2004
First quarter	$0.08	$0.07
Second quarter	0.08	0.07
Third quarter	0.08	0.07
Fourth quarter	0.08	0.07

Issuer Purchases of Equity Securities

None.

Item 6. Selected Consolidated Financial Data

The following table summarizes the selected consolidated financial data of Texas United as of and for each of the years in the five-year period ended December 31, 2005. The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Texas United’s consolidated financial statements and the notes thereto. The consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 and the reports thereon of BKD, LLP and Grant Thornton LLP are included elsewhere in this document.

	As of and For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars and share amounts in thousands, except per share data)
Statements of Earnings Data:
Interest income	$75,735	$45,449	$34,650	$31,593	$29,472
Interest expense	22,769	12,763	10,478	10,373	13,064

Net interest income	52,966	32,686	24,172	21,220	16,408
Provision for loan losses	3,838	1,850	2,900	1,900	925

Net interest income after provision for loan losses	49,128	30,836	21,272	19,320	15,483
Noninterest income	24,662	19,083	15,855	12,484	8,287
Noninterest expense	57,640	41,061	29,992	25,888	19,761

Earnings before income taxes	16,150	8,858	7,135	5,916	4,009
Provision for income taxes	5,414	2,808	1,894	1,638	785

Net earnings	$10,736	$6,050	$5,241	$4,278	$3,224

Common Share Data:(1)
Basic earnings per share	$1.35	$1.15	$1.31	$1.12	$0.86
Diluted earnings per share	1.31	1.11	1.26	1.07	0.83
Book value per share	14.95	13.44	9.49	8.94	7.35
Tangible book value per share(2)	7.12	7.61	7.13	6.43	5.50
Cash dividends declared per share	0.32	0.28	0.28	0.28	0.24
Dividend payout ratio	24.3%	25.6%	21.4%	25.0%	27.9%

Weighted average shares outstanding (basic)	7,930	5,264	3,984	3,826	3,742
Weighted average shares outstanding (diluted)	8,184	5,442	4,151	3,998	3,894
Shares outstanding at end of period	9,204	7,796	4,002	3,960	3,724

Balance Sheet Data (at period end):
Total assets	$1,552,459	$1,141,366	$637,684	$587,272	$453,839
Securities	269,174	301,631	184,547	132,140	109,877
Loans (including loans held-for-sale)	1,031,838	693,548	384,331	386,315	274,945
Allowance for loan losses	9,592	6,685	3,893	3,296	1,754
Total deposits	1,121,422	880,075	501,136	452,919	375,688
Borrowings	205,755	105,940	71,875	62,945	39,232
Total shareholders' equity	137,913	104,812	37,987	35,418	27,372

	As of and For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars and share amounts in thousands, except per share data)

Selected Financial Ratios and Other Data:
Performance Ratios and Other Data:
Return on average assets	0.87%	0.74%	0.86%	0.86%	0.79%
Return on average equity	9.80	9.97	14.12	13.53	12.07
Net interest margin	4.92	4.44	4.44	4.86	4.62
Efficiency ratio, gross(3)	74.09	79.49	77.33	80.28	81.14

Asset Quality Ratios:(4)
Nonperforming assets to total loans and other real estate	0.68%	0.56%	0.59%	0.52%	0.20%
Net charge-offs to average loans	0.35	0.19	0.61	0.34	0.29
Allowance for loan losses to total loans	0.93	0.96	1.01	0.85	0.64
Allowance for loan losses to nonperforming loans(5)	203.39	222.02	195.82	197.48	334.73

Capital Ratios:(6)
Leverage ratio	8.29%	7.08%	6.46%	5.49%	6.49%
Average shareholders' equity to average total assets	8.93	7.43	6.07	6.35	6.42
Tier 1 risk-based capital ratio	9.59	10.40	9.54	7.97	10.16
Total risk-based capital ratio	10.45	11.31	10.47	8.83	10.80

(1)	Adjusted for a three-for-two stock split effective October 15, 2003.
(2)	Calculated by dividing total assets, less total liabilities, goodwill and core deposit intangibles, by shares outstanding at end of period.
(3)	Efficiency ratio is calculated on a gross, pre-tax basis and consists of noninterest expense, excluding securities losses, divided by net interest income plus noninterest income, excluding securities gains.
(4)	At period end, except for net loan charge-offs to average loans.
(5)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and restructured loans.
(6)	At period end, except for average shareholders’ equity to average total assets, which is for periods ended at such dates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-looking Statements

Certain of the matters in this document and in documents incorporated by reference herein, including under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information about possible or assumed future results of Texas United’s operations or performance. The use of any of the words “believe,” “expect,” “anticipate,” “estimate,” “continue,” “intend,” “may,” “will,” “should,” or similar expressions, identifies these forward-looking statements. Texas United cautions you that a number of important events could cause actual results to differ materially from those currently anticipated in any forward-looking statement. These possible events or factors include, without limitation:

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

For the Years Ended December 31, 2005, 2004 and 2003

Overview

Texas United generates the majority of its revenue from interest on loans, service charges on customer accounts and income from investment securities. The revenues are offset by interest expense paid on deposits and other borrowings and non-interest expense such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those assets. Net interest margin is determined by dividing net interest income by average interest-earning assets. Interest income is Texas United’s largest source of revenue, representing 75.4% of total revenue during 2005. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin. The current rising interest rate environment has been positive for Texas United’s net interest margin. The net interest margins for the years ended December 31, 2005, 2004 and 2003, were 4.92%, 4.44% and 4.44%, respectively. The increases in net interest margin and net interest income for the year ended December 31, 2005, were primarily the result of higher market interest rates earned on increased earning assets volumes as a result of growth from acquisitions and internal growth.

Net earnings for the years ended December 31, 2005, 2004 and 2003 were $10.7 million, $6.1 million and $5.2 million, respectively, and diluted earnings per share of common stock for the same periods were $1.31, $1.11 and $1.26, respectively. The increases in net earnings over the three year periods ended December 31, 2005 were primarily the result of growth from acquisitions, internal growth and higher market interest rates earned on previously existing, newly originated and acquired earning assets. The returns on average assets for the years ended December 31, 2005, 2004 and 2003 were 0.87%, 0.74% and 0.86%, respectively. The returns on average equity for the years ended December 31, 2005, 2004 and 2003 were 9.80%, 9.97% and 14.12%, respectively.

Diluted earnings per share for the year ended December 31, 2005 were impacted by the issuance of approximately 1,357,000 shares of common stock in connection with the Gateway Holding Company acquisition on December 1, 2005. Diluted earnings per share for the year ended December 31, 2004 were impacted by the issuance of approximately 1,457,000 shares of common stock in connection with the GNB Bancshares acquisition in October 2004 and the sale of 2,300,000 shares of common stock through a public offering in

August 2004. Weighted average diluted shares outstanding for the year 2005 were approximately 8,184,000 compared with 5,442,000 for the year 2004, a weighted average increase of approximately 2,742,000 shares. At December 31, 2005, total common shares outstanding were 9,204,076.

Total assets at December 31, 2005, 2004 and 2003 were $1.552 billion, $1.141 billion and $637.7 million, respectively. Investment securities at December 31, 2005, 2004 and 2003 were $269.2 million, $301.6 million and $184.5 million, respectively. Total loans, before the provision for loan losses, at December 31, 2005, 2004 and 2003 were $1.032 billion, $693.5 million and $384.3 million, respectively. Earning assets at December 31, 2005, 2004 and 2003 were $1.301 billion, $972.2 million and $565.0 million, respectively.

Total deposits at December 31, 2005, 2004 and 2003 were $1.121 billion, $880.1 million and $501.1 million, respectively. Borrowings at December 31, 2005, 2004 and 2003 were $205.8 million, $105.9 million and $71.9 million, respectively. Interest-bearing liabilities at December 31, 2005, 2004 and 2003 were $803.7 million, $837.5 million and $496.7 million, respectively. Shareholders’ equity at December 31, 2005, 2004 and 2003 was $137.9 million, $104.8 million and $38.0 million, respectively.

Two principal components of Texas United’s growth strategy are internal growth and strategic acquisitions. On December 1, 2005, Texas United completed the acquisition of Gateway Holding Company and its wholly-owned subsidiary, Gateway National Bank, headquartered in Dallas, Texas, and on October 1, 2004, Texas United completed the acquisition of GNB Bancshares and its wholly-owned subsidiary, GNB Financial, headquartered in Gainesville, Texas. In July 2004, Texas United completed the acquisition of two Central Bank branches and in February 2004, Texas United completed the acquisition of Community Home Loan Inc., a mortgage banking company formerly domiciled in Houston, Texas, which was restructured during the second quarter of 2005 and currently operates as part of State Bank’s mortgage banking division.

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

Allowance for Loan Losses—The allowance for loan losses is a valuation allowance for probable losses incurred on loans. Loans are charged to the allowance when the loss actually occurs or when a determination is made that a probable loss has occurred. Recoveries are credited to the allowance at the time of recovery. Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is adequate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined to be adequate to absorb losses. Management’s judgment as to the level of probable losses on existing loans involves the consideration of current economic conditions and their estimated effects on specific borrowers; an evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond Texas United’s control. Please refer to the subsequent discussion of “Allowance for Loan Losses” on page 39 as well as Note A to Texas United’s consolidated financial statements included in this annual report on Form 10-K for additional insight into management’s approach and methodology in estimating the allowance for loan losses.

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

2005 versus 2004. Net interest income, before the provision for loan losses, for the year ended December 31, 2005 was $53.0 million, up $20.3 million or 62.0% compared with $32.7 million for the year 2004. The net interest margin for the year ended December 31, 2005 was 4.92%, up 48 basis points compared with 4.44% for the year 2004. The increases in net interest income and the improved net interest margin for the year ended December 31, 2005 were primarily the result of additional interest income earned on larger earning-asset volumes as a result of internal and acquired growth and higher earning-asset yields as a result of increases in short-term market interest rates, that was partially offset by additional interest expense on higher volumes of interest-bearing liabilities with slightly higher interest rates paid for those funding sources. Average earning assets for the year ended December 31, 2005 were $1.077 billion, up $340.9 million or 46.3% compared with $735.8 million for the year 2004. The weighted average yield on average earning assets for the year ended December 31, 2005 was 7.03%, up 85 basis points compared with 6.18% for the year 2004. Average interest-bearing liabilities for the year ended December 31, 2005 were $898.7 million, up $277.9 million or 44.8% compared with $620.7 million for the year 2004. The weighted average cost of average interest-bearing liabilities for the year ended December 31, 2005 was 2.53%, up 47 basis points compared with 2.06% for the year 2004.

2004 versus 2003. Net interest income, before the provision for loan losses, increased from $24.2 million in 2003 to $32.7 million in 2004, a $8.5 million or 35.2% increase. The increase was primarily due to increased volumes in loans and investment securities from internal growth and the acquisitions of GNB Bancshares and the Central Bank branches, that were partially offset by lower net interest margin and spread. The net interest margin was 4.44% and 4.44% and the net interest spread was 4.12% and 4.17% for 2004 and 2003, respectively. During 2004, cost of funds decreased by 13 basis points on higher volume of deposits and other borrowings. The yield on average earning assets decreased by 18 basis points on higher volumes of both loans and investment securities.

The following table sets forth for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding and the interest earned or paid on such amounts. The table also sets forth the average interest rate earned on total interest-earning assets, the average interest rate paid on total interest-bearing liabilities and the net interest margin on average total interest-earning assets for the same periods. All balances are average daily balances and nonaccruing loans have been included in the table as loans carrying a zero yield.

	For the Years Ended December 31,
	2005			2004			2003
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Total loans	$783,512	$64,593	8.24%	$493,490	$36,822	7.46%	$376,988	$28,244	7.49%
Taxable securities	267,599	10,087	3.77%	231,526	8,161	3.52%	155,165	5,866	3.78%
Tax-exempt securities	19,653	821	4.18%	8,719	436	5.00%	11,891	532	4.47%
Federal funds sold	6,003	234	3.90%	2,112	30	1.42%	734	8	1.09%

Total interest-earning assets	1,076,767	75,735	7.03%	735,847	45,449	6.18%	544,778	34,650	6.36%
Less: allowance for loan losses	(7,386)			(4,654)			(3,631)
Total interest-earning assets, net of allowance	1,069,381			731,193			541,147
Noninterest-earning assets	157,917			92,321			70,498

Total assets	$1,227,298			$823,514			$611,645

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$213,106	$2,746	1.29%	$186,079	$2,414	1.30%	$125,622	$1,313	1.05%
Saving and money market accounts	163,332	2,378	1.46%	117,148	1,352	1.15%	79,216	855	1.08%
Time deposits	305,627	8,900	2.91%	222,447	5,457	2.45%	190,175	5,318	2.80%
Federal funds purchased	24,689	925	3.75%	10,579	194	1.83%	8,167	128	1.57%
Junior subordinated deferrable interest debentures	20,527	1,721	8.38%	13,654	1,189	8.71%	7,164	746	10.41%
Repurchase agreements	6,016	107	1.78%	—	—	—	—	—	—
Other borrowings	165,353	5,992	3.62%	70,813	2,157	3.05%	66,960	2,031	3.03%
Subordinated notes and debentures	—	—	—	—	—	—	757	87	11.49%

Total interest-bearing liabilities	898,650	22,769	2.53%	620,720	12,763	2.06%	478,061	10,478	2.19%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	205,721			131,906			91,428
Other liabilities	13,336			10,639			5,044

Total liabilities	1,117,707			763,265			574,533
Shareholders' equity	109,591			60,249			37,112

Total liabilities and shareholders' equity	$1,227,298			$823,514			$611,645

Net interest income		$52,966			$32,686			$24,172

Net interest spread			4.50%			4.12%			4.17%
Net interest margin			4.92%			4.44%			4.44%

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between changes in outstanding balances and changes in interest rates. For purposes of this table, changes attributable to both rate and volume have been proportionally allocated.

	For the Years Ended December 31,
	2005 vs. 2004			2004 vs. 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$21,640	$6,131	$27,771	$8,728	$(150)	$8,578
Taxable securities	1,272	654	1,926	2,887	(592)	2,295
Tax-exempt securities	547	(162)	385	(142)	46	(96)
Federal funds sold	55	149	204	15	7	22

Total increase (decrease) in interest income	23,514	6,772	30,286	11,488	(689)	10,799

Interest-bearing liabilities:
Interest-bearing demand deposits	$351	$(19)	$332	$632	$469	$1,101
Savings and money market accounts	533	493	1,026	409	88	497
Time deposits	2,041	1,402	3,443	902	(763)	139
Federal funds purchased	259	472	731	38	28	66
Junior subordinated deferrable interest debentures	599	(67)	532	676	(233)	443
Repurchase agreements	107	—	107	—	—	—
Other borrowings	2,880	955	3,835	117	9	126
Subordinated notes and debentures	—	—	—	(87)	—	(87)

Total increase (decrease) in interest expense	6,770	3,236	10,006	2,687	(402)	2,285

Increase (decrease) in net interest income	$16,744	$3,536	$20,280	$8,801	$(287)	$8,514

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

For the years ended December 31, 2005, 2004 and 2003, Texas United recorded provisions for loan losses of $3.8 million, $1.9 million and $2.9 million, respectively. Texas United increased its provisions made in 2005 primarily due to a $335.4 million increase in loans as a result of internal and acquired growth. Texas United decreased its provisions made in 2004 by $1.0 million primarily due to a $1.3 million decrease in net charge-offs in 2004 compared with 2003. The decrease in net charge-offs was primarily due to a decrease in consumer loans in connection with the sale of the credit card portfolio in the fourth quarter of 2003 and a decrease in charge-offs of commercial loans.

Noninterest Income

Texas United’s primary sources of recurring noninterest income are from service charges on deposit accounts, other banking services-related fee income (classified as “other operating income”), and mortgage servicing income. Texas United also has nonrecurring sources of noninterest income derived primarily from net gains on sales of mortgage loans and net gains on sales of securities.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Service charges on deposit accounts	$9,185	$6,931	$6,753
Mortgage servicing revenue	1,137	888	2,247
Net (loss) gain on sales of securities	(169)	114	1,244
Net gain on sales of mortgage loans	9,543	9,213	3,163
Other operating income	4,966	1,937	2,448

Total noninterest income	$24,662	$19,083	$15,855

2005 versus 2004. Noninterest income for the year ended December 31, 2005 was $24.7 million, an increase of $5.6 million or 29.2% compared with $19.1 million for the year 2004. The increase was primarily due to increased service charges on deposit accounts and increased non-deposit-related fees on a higher base of loan and deposit accounts primarily due to the additional accounts acquired with the GNB Bancshares acquisition in October 2004 and the Gateway Holding Company acquisition in December 2005 and internal growth. This was partially offset by a net loss on sales of securities as a result of continued portfolio repositioning in the currently changing interest rate environment. The increased gains on sales of mortgage loans and increased mortgage servicing revenue were principally the result of increased mortgage loan originations and the associated increased sales of mortgage loans. For the year ended December 31, 2005 compared with 2004, service charges on deposit accounts were $9.2 million, an increase of $2.3 million or 32.5%, other operating income (various banking services-related fee income) was $5.0 million, an increase of $3.0 million or 156.4%, net gains on sales of mortgage loans were $9.5 million, an increase of $330,000 or 3.6%, and mortgage servicing revenue was $1.1 million, an increase of $249,000 or 28.0%.

2004 versus 2003. Noninterest income for the year ended December 31, 2004 was $19.1 million, an increase of $3.2 million or 20.4% compared with $15.9 million in 2003. The increase was primarily due to increased fees collected on deposit accounts and net gains from the sale of mortgage loans, partially offset by a decrease in mortgage servicing revenue and a decrease in net gains on the sale of securities. For the year ended December 31, 2004, mortgage servicing revenue was $888,000, a decrease of $1.4 million or 60.5% from $2.2 million in 2003. Net gains on the sale of securities for the year ended December 31, 2004 was $114,000, a decrease of $1.1 million or 90.8% from $1.2 million in 2004. The decrease in the net gain on the sale of securities in 2004 was primarily the result of repositioning the investment portfolio to shorten the duration and take advantage of holding gains. Net gains on sale of mortgage loans for the year ended December 31, 2004 were $9.2 million, an increase of $6.0 million from $3.2 million in 2003 and was primarily the result of the net gains on sale of mortgage loans.

Noninterest Expense

2005 versus 2004. Noninterest expense for the year ended December 31, 2005 was $57.6 million, an increase of $16.6 million or 40.4% compared with $41.1 million for the year ended December 31, 2004. The increase reflects the impact of Texas United’s expansion and acquisition activities over the past eighteen months, including the effects of additional staffing and occupancy costs from each acquisition, professional and legal fees related to compliance and acquisition projects and the construction of three full-service banking centers in the third and fourth quarters of 2005.

Employee compensation and benefits expense for the year ended December 31, 2005 was $33.9 million, an increase of $10.1 million or 42.3% compared with $23.8 million for the year ended December 31, 2004. The increase was primarily due to the full year effect of additional staff added in connection with the GNB

Bancshares and Gateway Holding Company acquisitions. The number of full-time equivalent employees at December 31, 2005 was 628 compared with 522 at December 31, 2004, an increase of 106 full-time equivalent employees or 20.3%.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Employee compensation and benefits	$33,855	$23,798	$16,689
Non-staff expenses:
Occupancy, net	4,611	2,689	1,868
Depreciation and amortization	3,585	3,861	2,185
Data processing	1,026	1,113	1,045
Legal and professional	2,027	648	544
Advertising	1,155	420	610
Printing and supplies	931	633	554
Telecommunications	1,227	682	629
Mortgage servicing expense	956	659	620
Other operating expense	8,267	6,558	5,248

Total non-staff expenses	23,785	17,263	13,303

Total noninterest expense	$57,640	$41,061	$29,992

2004 versus 2003. Noninterest expense for the year ended December 31, 2004 was $41.1 million, an increase of $11.1 million or 36.9% compared with $30.0 million for the year ended December 31, 2003. The increase was primarily due to additional employee compensation and benefits expense from the acquisitions and increased staffing and increased occupancy and depreciation and amortization costs. Depreciation and amortization expense increased $1.7 million or 76.7% primarily due to an increase in depreciation as a result of the acquisitions of GNB Bancshares and the Central Bank branches and an increase in amortization of mortgage servicing rights and core deposit intangibles. Net occupancy expense increased $821,000 or 44.0% primarily due to the additional locations acquired in such acquisitions.

Employee compensation and benefits expense for the year ended December 31, 2004 was $23.8 million, an increase of $7.1 million or 42.6% compared with the $16.7 million for the year 2003. The increase in 2004, compared with 2003, was primarily due to the staffing of new business lines, the addition of commercial and mortgage lenders, and the employees added from the Community Home Loan, GNB Bancshares and Central Bank branch acquisitions. The number of full-time equivalent employees at December 31, 2004 was 522 compared with 313 at December 31, 2003, an increase of 209 full-time equivalent employees or 66.8%.

Efficiency Ratio. The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of Texas United’s performance and is not defined under generally accepted accounting principles. The gross efficiency ratio is calculated by dividing total noninterest expense, excluding securities losses, by net interest income plus noninterest income, excluding securities gains. Taxes are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Texas United’s gross efficiency ratios for the years ended December 31, 2005, 2004 and 2003 were 74.09%, 79.49% and 77.33%, respectively. Historically, Texas United has reported efficiency ratios on a gross basis, which does not adjust for intangible amortization or the tax equivalency of interest income. Texas United’s net efficiency ratio, which excludes intangible amortization and securities gains and losses and includes interest income on a tax-equivalent basis, for the year ended December 31, 2005 was 72.40%. Going forward, Texas United plans to present the efficiency ratio on a net basis. Although noninterest expense has increased comparatively in recent periods, management believes that Texas United has achieved increased economies of scale through its expansion activities, and both on a gross and net basis, this is positively reflected in its improved efficiency ratio.

Income Taxes

Federal income tax is reported as income tax expense and is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other non-deductible expense. Income tax expense for the year ended December 31, 2005 was $5.4 million, an increase of $2.6 million or 92.8% compared with $2.8 million for the year 2004. The effective income tax rates for the years ended December 31, 2005, 2004 and 2003 were 33.5%, 31.7% and 26.6%, respectively. Fluctuations in the effective income tax rate were primarily due to changes in the amount of tax-exempt income.

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

Financial Condition

Loan Portfolio

Texas United provides a broad range of commercial, real estate and consumer loan products to small and medium-sized businesses and individuals. Total loans, including loans held for sale, at December 31, 2005 were $1.032 billion, an increase of $338.3 million or 48.8% compared with $693.5 million at December 31, 2004. The increase was primarily due to internal originated loan growth of $198.7 million or 28.7% and loans acquired in connection with the Gateway Holding Company acquisition of $139.6 million or 20.1%. Average total loans for the year ended December 31, 2005 comprised 72.8% of average earning assets compared with 67.1% of average earning assets for the year ended December 31, 2004. The average yield on average total loans for the year ended December 31, 2005 was 8.24%, an average increase of 78 basis points compared with 7.46% for the year ended December 31, 2004. This was primarily the result of recent increases in market interest rates. Variable rate loans (which reprice when market interest rates move) comprised 56.1% of the loan portfolio at December 31, 2005, compared with 55.8% of the loan portfolio at December 31, 2004.

Total loans were $693.5 million at December 31, 2004, an increase of $309.2 million or 80.5% compared with $384.3 million at December 31, 2003 primarily due to loans acquired in the 2004 acquisitions. More specifically, at the respective dates of consummation, Texas United acquired $9.8 million in loans in connection with the acquisition of Community Home Loan, $27.8 million in loans in connection with the purchase of the Caldwell and Lexington branches of Central Bank and $164.9 million in loans in connection with the acquisition of GNB Bancshares. Loan growth occurred primarily in commercial, industrial and commercial mortgage loans, which increased by $181.4 million or 101.4% in 2004 compared with 2003. Average total loans for the year ended December 31, 2004 comprised 67.1% of average earning assets compared with 70.7% for the year 2003. The average yield on average total loans for the year ended December 31, 2004 was 7.46%, an average decrease of 3 basis points compared with 7.49% for the year 2003.

The following tables summarize the loan portfolio of Texas United by type of loan at the dates indicated:

	December 31,
	2005		2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$243,114	23.5%	$136,197	19.6%
Real estate:
1-4 family residential	270,951	26.3	192,791	27.8
Commercial mortgages	289,607	28.1	223,987	32.3
Held for sale	17,537	1.7	26,979	3.9
Other	133,455	12.9	44,494	6.4
Consumer and other, net	77,174	7.5	69,100	10.0

Total loans	1,031,838	100.0%	693,548	100.0%

Allowance for loan losses	(9,592)		(6,685)

Net loans	$1,022,246		$686,863

	December 31,
	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$63,793	16.6%	$62,391	16.2%	$53,401	19.4%
Real estate:
1-4 family residential	140,020	36.4	149,471	38.7	114,663	41.7
Commercial mortgages	115,033	29.9	62,014	16.0	35,886	13.1
Held for sale	3,810	1.0	33,674	8.7	817	0.3
Other	8,488	2.2	18,269	4.7	23,970	8.7
Consumer and other, net	53,187	13.9	60,496	15.7	46,208	16.8

Total loans	384,331	100.0%	386,315	100.0%	274,945	100.0%

Allowance for loan losses	(3,893)		(3,296)		(1,754)

Net loans	$380,438		$383,019		$273,191

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

Commercial

Texas United’s commercial loans are primarily made within its market area and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, Texas United takes as collateral a lien on any available real estate, equipment, or other assets owned by the borrower and obtains the personal guaranty of the borrower. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial loans is due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial loans generally will be serviced principally from the operations of the business, and those operations may not be successful. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. As a result of these additional complexities, variables and risks, commercial loans require more thorough underwriting and servicing than other types of loans. Texas United’s commercial loans generally range in size from $300,000 to $1.0 million. At December 31, 2005, Texas United had $243.1 million in commercial loans, which represented 23.5% of total loans.

Included in Texas United’s commercial loan portfolio are accounts receivable factoring and asset-based loans. Factored accounts receivable are purchased from customers at a discount pursuant to factoring agreements, while asset-based lending consists of loans collateralized primarily by receivables owned by the borrowers. At December 31, 2005, Texas United had purchased receivables from multiple factoring clients resulting in an outstanding balance of $18.7 million and had $30.3 million outstanding in asset-based loans.

Commercial Mortgage Loans

In addition to commercial loans collateralized by real estate, Texas United makes commercial mortgage loans to finance the purchase of real property, which generally consists of real estate with completed structures. Commercial mortgage lending typically involves higher loan principal amounts and the repayment of loans is dependent, in large part, on sufficient income from the properties collateralizing the loans to cover operating expenses and debt service. As a general practice, Texas United requires its commercial mortgage loans to be collateralized by well-managed income producing property with adequate margins and to be guaranteed by responsible parties. Texas United looks for opportunities where cash flow from the collateral provides adequate debt service coverage and the guarantor’s net worth is centered on assets other than the project Texas United is financing.

In underwriting commercial mortgage loans, Texas United considers the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks, appraisals and a review of the financial condition of the borrower.

Texas United’s commercial mortgage loans are generally collateralized by first liens on real estate, typically have fixed interest rates and amortize over a ten to 15 year period with balloon payments due at the end of one to nine years. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. At December 31, 2005, Texas United had $289.6 million in commercial mortgage loans which represented 28.1% of total loans.

1-4 Family Residential Mortgage

A portion of Texas United’s lending activity has consisted of the origination of 1-4 family residential mortgage loans collateralized by owner-occupied properties located in its market areas. Texas United offers a variety of mortgage loan products which generally are amortized over five to 25 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 90% of the lower of cost or appraised value or have mortgage insurance. Of the 1-4 family residential mortgage loans originated, Texas United generally sells such loans to the secondary market. As of December 31, 2005, Texas United’s 1-4 family real estate loan portfolio was $271.0 million which represented 26.3% of total loans. This includes $200.6 million of construction loans discussed in more detail under “—Construction.”

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

Construction

Texas United also makes loans to finance the construction of residential and, to a limited extent, nonresidential properties. Construction loans generally are collateralized by first liens on real estate. Texas United conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in Texas United’s construction lending activities. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If Texas United is forced to foreclose on a project prior to completion, there is no assurance that it will be able to recover all of the unpaid portion of the loan. In addition, Texas United may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While Texas United has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, it can give no assurance that these procedures will prevent losses from the risks described above.

At December 31, 2005, Texas United had $200.6 million of construction loans, which represented 19.4% of total loans. Construction loans are included in Texas United’s 1-4 family residential mortgage portfolio. Approximately $71.2 million in construction loans were loans to local builders and individuals to finance residential construction. Approximately $47.1 million of the remaining construction loans were to finance residential lots and land for development into residential lots to individuals and local builders. The remainder of the construction loans was owner-occupied commercial real estate.

Consumer

Texas United provides a wide variety of consumer loans including motor vehicle, watercraft, education, personal (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 72 months and vary based upon the nature of collateral and size of loan. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are uncollateralized or collateralized by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. Texas United has initiated very few indirect consumer loans, indicating a preference to maintain personal banking relationships and strict underwriting standards. At December 31, 2005, Texas United had $77.2 million in consumer and other loans, which represented 7.5% of total loans.

Underwriting Strategy

Texas United rarely makes loans at its legal lending limit. Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. Texas United’s strategy for approving or disapproving loans is to follow conservative loan policies and underwriting practices, which include:

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

The contractual maturity ranges of each of the primary categories of Texas United’s loan portfolio and the amount of such loans with predetermined interest rates and floating interest rates in each maturity range as of December 31, 2005 are summarized in the following table:

	December 31, 2005
	One Year Or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$93,025	$101,310	$48,779	$243,114
Real estate	159,917	174,534	377,099	711,550
Consumer and other	27,411	49,385	378	77,174

Total	$280,353	$325,229	$426,256	$1,031,838

Loans with a predetermined interest rate	$133,798	$181,919	$137,173	452,890
Loans with a floating interest rate	146,555	143,310	289,083	578,948

Total	$280,353	$325,229	$426,256	$1,031,838

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

Nonperforming assets at December 31, 2005 were $7.1 million or 0.46% of total assets, compared with $3.9 million or 0.34% of total assets at December 31, 2004, an increase of $3.2 million. The increase was primarily attributable to a parcel of other real estate owned acquired in connection with the Gateway Holding Company acquisition and growth in the loan portfolio. In February 2006, management completed the sale of the property acquired from Gateway for a full recovery and recorded an additional gain of $400,000. Nonperforming assets at December 31, 2004 were $3.9 million or 0.34% of total assets, compared with $2.3 million or 0.36% of total assets at December 31, 2003. The increase of $1.7 million in 2004 compared with 2003 was primarily due to growth in the loan portfolio and the addition of other real estate owned acquired in connection with the GNB acquisition. The ratio of nonperforming assets to total loans, other real estate, and other repossessed assets at December 31, 2005, 2004 and 2003 was 0.68%, 0.56% and 0.59%, respectively.

Texas United generally places a loan on nonaccrual status and ceases to accrue interest when loan payment performance is deemed unsatisfactory. Loans where the interest payments jeopardize the collection of principal are placed on nonaccrual status, unless the loan is both well-secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. While Texas United is sometimes required to revise a loan’s interest rate or repayment terms in a troubled debt restructuring, it had no restructured loans at December 31, 2005, 2004 or 2003. In addition to an internal loan review, Texas United retains an unrelated third party for an annual external review to evaluate the loan portfolio.

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

The following table presents information regarding nonperforming assets as of the dates indicated:

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Nonaccrual loans	$2,544	$1,725	$1,255	$709	$380
Accruing loans past due 90 days or more	2,172	1,286	733	960	144
Restructured loans	—	—	—	—	—
Other real estate and other repossessed assets	2,360	906	273	356	38

Total nonperforming assets	$7,076	$3,917	$2,261	$2,025	$562

Nonperforming assets to total loans, other real estate and other repossessed assets	0.68%	0.56%	0.59%	0.52%	0.20%

Interest on nonaccrual loans that would have been accrued under the original loan agreements was $217,000 and $138,000 at December 31, 2005 and 2004, respectively.

Allowance for Loan Losses

In originating loans, Texas United recognizes that loan losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. Management has established an allowance for loan losses which it believes is adequate to cover probable losses inherent in Texas United’s loan portfolio at December 31, 2005. Loans are charged off against the allowance for loan losses when the loans are deemed to be uncollectible. The amount of the allowance is based upon the judgment of management and future adjustments may be necessary if economic or other conditions differ from the assumptions used by management in making the determinations.

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

Loans internally categorized as “watch” list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short-term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. Texas United reviews these loans to assist in assessing the adequacy of the allowance for loan losses. At December 31, 2005, 2004 and 2003, Texas United had $15.3 million, $6.7 million, and $3.9 million of watch list loans, respectively.

Loans internally classified as “substandard” or in the more severe categories of “doubtful” or “loss” are those loans that at a minimum have clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition which may jeopardize recoverability of the debt. At December 31, 2005, Texas United had $16.7 million in loans classified as substandard, or 1.6% of total loans compared with $6.9 million 0.99% of total loans, at December 31, 2004 and $5.1 million or 1.33% of total loans at December 31, 2003. At December 31, 2005, Texas United had no loans classified as doubtful or loss.

Management actively monitors Texas United’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. The allowance for loan losses as a percentage of nonperforming loans at December 31, 2005 was 203.39% compared with 222.02% at December 31, 2004.

At December 31, 2005, the allowance for loan losses aggregated $9.6 million or 0.93% of total loans compared with $6.7 million or 0.96% of total loans at December 31, 2004. For the year ended December 31, 2005, net charge-offs totaled $2.7 million or 0.35% of average loans, compared with $964,000 or 0.19% of average loans for the year 2004. For the year ended December 31, 2005, Texas United recorded provisions for loan losses of $3.8 million compared with $1.9 million for the year 2004. The provisions for loan losses recorded in 2005, compared with provisions recorded in 2004, were primarily made proportionate with loan growth and the risk inherent in the loan portfolio.

The following table presents, for the periods indicated, an analysis of the allowance for loan losses and other related data:

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Average loans outstanding	$783,512	$493,490	$376,988	$319,452	$259,377

Gross loans outstanding at end of period	$1,031,838	$693,548	$384,331	$386,315	$274,945

Allowance for loan losses at beginning of period	$6,685	$3,893	$3,296	$1,754	$1,590
Provision for loan losses	3,838	1,850	2,900	1,900	925
Balances from acquisitions	1,799	1,906	—	740	—
Charge-offs:
Commercial and industrial	(1,249)	(167)	(916)	(401)	(389)
Real estate	(768)	(167)	(321)	(117)	(37)
Consumer	(827)	(1,266)	(2,001)	(1,528)	(881)
Other	(812)	(106)	—	(6)	(76)

Total charge-offs	(3,656)	(1,706)	(3,238)	(2,052)	(1,383)
Recoveries:
Commercial and industrial	359	222	153	261	153
Real estate	180	45	82	36	23
Consumer	119	450	683	603	434
Other	268	25	17	54	12

Total recoveries	926	742	935	954	622

Net charge-offs	(2,730)	(964)	(2,303)	(1,098)	(761)

Allowance for loan losses at end of period	$9,592	$6,685	$3,893	$3,296	$1,754

Ratio of allowance for loan losses to end of period loans	0.93%	0.96%	1.01%	0.85%	0.64%
Ratio of net charge-offs to average loans	0.35%	0.19%	0.61%	0.34%	0.29%
Ratio of allowance for loan losses to end of period nonperforming loans	203.39%	222.02%	195.82%	197.48%	334.73%

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

	As of December 31,
	2005		2004		2003		2002		2001
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$1,735	23.5%	$990	19.6%	$448	16.6%	$228	16.2%	$209	19.4%
Real estate:
1-4 family residential	724	26.3	959	27.8	246	36.4	258	38.7	267	41.7
Commercial mortgage	2,061	28.1	941	32.3	784	29.9	424	16.0	175	13.1
Held for sale	—	1.7	—	3.9	—	1.0	—	8.7	—	0.3
Other	99	12.9	54	6.4	—	2.2	73	4.7	—	8.7
Consumer and other	632	7.5	1,206	10.0	726	13.9	1,110	15.7	734	16.8
Unallocated	4,341	—	2,535	—	1,689	—	1,203	—	369	—

Total allowance for loan losses	$9,592	100.0%	$6,685	100.0%	$3,893	100.0%	$3,296	100.0%	$1,754	100.0%

Management believes that the allowance for loan losses at December 31, 2005 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that Texas United will not sustain losses in future periods, which could be substantial in relation to the size of the allowance for loan losses at December 31, 2005.

Investment Securities

Texas United uses its securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal pledging requirements and to manage asset quality.

Securities totaled $269.2 million at December 31, 2005, a decrease of $32.5 million or 10.7% compared with $301.6 million at December 31, 2004. The decrease was primarily due to paydowns on mortgage backed securities. At December 31, 2005, securities represented 17.3% of total assets compared with 26.4% of total assets at December 31, 2004. The yield on average securities for the year ended December 31, 2005 was 3.80% compared with 3.59% for 2004. The increase in average yield was primarily the result of higher market interest rates in 2005 compared with 2004. At December 31, 2005, the fair value of investment securities included $139.3 million in mortgage-backed securities, $75.0 million in U.S. Government securities, $36.2 million in state and municipal securities, and $18.7 million in other securities. The average life of the securities portfolio at December 31, 2005 was approximately 4.5 years.

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

The following tables show the contractual maturity distribution on an amortized cost basis of the investment portfolio at December 31, 2005. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of these tables, tax-exempt obligations are not computed on a tax-equivalent basis.

	December 31, 2005
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury securities and obligations of U.S. government agencies	$11,594	3.34%	$65,599	3.02%	$—	—%	$—	—%	$77,193	3.52%
State and municipal securities	—	—	—	—	10,654	—	393	4.01	11,047	4.01

Subtotal	11,594		65,599		10,654		393		88,240
Mortgage-backed securities	—	—	11,656	3.43	46,517	4.02	84,967	4.64	143,140	4.64
Other	—	—	184	—	—	—	17,501	4.08	17,685	4.04

Total securities	$11,594		$77,439		$57,171		$102,861		$249,065

	December 31, 2005
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Securities held-to-maturity:
State and municipal securities	$606	5.67%	$—	—%	$518	5.12%	24,039	6.04%	$25,163	6.02%
Other	1,000	—	—	—	—	—		6.75	1,000	6.75

Total securities	$1,606		$—		$518		$24,039		$26,163

Texas United does not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at December 31, 2005 and 2004.

The following tables summarize the amortized cost of securities classified as available for sale and their approximate fair values as of the dates shown.

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$77,193	$—	$(2,191)	$75,002
Mortgage-backed securities	143,140	7	(3,756)	139,391
State and municipal securities	11,047	8	(80)	10,975
Other	17,685	—	(42)	17,643

Total	$249,065	$15	$(6,069)	$243,011

	December 31, 2004				December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$94,664	$157	$1,050	$93,771	$47,392	$386	$472	$47,306
Mortgage-backed securities	190,195	892	1,448	189,639	123,336	378	1,350	122,364
State and municipal securities	8,709	343	—	9,052	9,658	700	—	10,358
Other	9,167	2	—	9,169	4,519	—	—	4,519

Total	$302,735	$1,394	$2,498	$301,631	$184,905	$1,464	$1,822	$184,547

The following table summarizes the amortized cost of securities classified as held-to-maturity and their approximate fair values as of December 31, 2005. There were no held-to-maturity securities for the years ended December 31, 2004 or 2003.

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—
State and municipal securities	25,163	134	(78)	25,219
Other	1,000	—	—	1,000

Total	$26,163	$134	$(78)	$26,219

Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and which are principally issued by federal agencies such as Government National Mortgage Association (“Ginnie Mae”), Fannie Mae and Freddie Mac. These securities are deemed to have high credit rating, and minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies.

Net unrealized losses on the available-for-sale securities were $6.1 million at December 31, 2005 compared with $1.1 million at December 31, 2004. Management believes that the unrealized losses in Texas United’s securities portfolio at December 31, 2005 were primarily due to interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because Texas United has the ability and intent to hold such securities until a recovery of fair value, which may be at maturity, Texas United does not consider such securities to be other-than-temporarily impaired at December 31, 2005.

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, these securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of these securities will not be shortened. If interest rates begin to fall, prepayments will increase. At December 31, 2005, 59.3% of the mortgage-backed securities held by Texas United had contractual final maturities of more than ten years with a weighted average life of 4.10 years.

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

Deposits

Texas United’s lending and investing activities are funded primarily by deposits. Total deposits at December 31, 2005 were $1.121 billion compared with $880.1 million at December 31, 2004, an increase of $241.3 million or 27.4%. The increase was primarily attributed to deposits assumed in connection with the Gateway Holding Company acquisition, new municipality customers and continued internal marketing initiatives.

Texas United offers a variety of deposit accounts having a wide range of interest rates and terms. Texas United’s deposit accounts consist of demand, savings, money market and time accounts. Texas United relies primarily on competitive pricing policies and customer service to attract and retain these deposits. Texas United does not have or accept any brokered deposits.

At December 31, 2005, demand, money market and savings deposits accounted for approximately 57.5% of total interest-bearing deposits, while certificates of deposit made up 42.5% of total interest-bearing deposits. Noninterest-bearing demand deposits totaled $317.7 million or 28.3% of total deposits at December 31, 2005, compared with $187.5 million or 21.3% of total deposits at December 31, 2004. The average cost of deposits for the year ended December 31, 2005, including noninterest-bearing demand deposits, was 1.58% compared with 1.40% for the year 2004, an increase of 18 basis points and was primarily the result of higher market interest rates for deposits during 2005 compared with 2004.

At December 31, 2004, demand, money market and savings deposits accounted for approximately 58.3% of total interest-bearing deposits, while certificates of deposit made up 41.7% of total interest-bearing deposits. Noninterest-bearing demand deposits totaled $187.5 million or 21.3% of total deposits at December 31, 2004, compared with $96.3 million or 19.2% of total deposits at December 31, 2003. The average cost of deposits, including noninterest-bearing demand deposits, was 1.40% for the year ended December 31, 2004 compared with 1.54% for the year 2003, a decrease of 14 basis points and was primarily due to the lower interest rate environment during 2004 compared with 2003.

The following table presents, for the periods indicated, the daily average balances and weighted average rates paid on deposits:

	Years Ended December 31,
	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest-bearing demand	$205,721	—%	$131,906	—%	$91,428	—%
Interest-bearing demand	213,106	1.29	186,079	1.30	125,622	1.05
Savings and money market	163,332	1.46	117,148	1.15	79,216	1.08
Time	305,627	2.91	222,447	2.45	190,175	2.80

Total	$887,786	1.58%	$657,580	1.40%	$486,441	1.54%

The following table sets forth by time remaining until maturity the amount of Texas United’s certificates of deposit that are $100,000 or greater:

December 31, 2005
(Dollars in thousands)
Three months or less	$41,822
Over three months through six months	30,227
Over six months through twelve months	27,143
Over one year	30,424

Total	$129,616

While a majority of the certificates of deposit in amounts of $100,000 or more will mature during 2006, Texas United expects that a significant portion of these deposits will be renewed. Historically, Texas United’s large time deposits have been stable and management believes that the rates offered on certificates of deposit are comparable with rates offered by competition in its market areas. If a significant portion of the certificates of deposit were not renewed, it would have an adverse effect on Texas United’s liquidity. However, Texas United has other available funding sources, such as purchased funds from correspondent banks and FHLB advances, to mitigate this risk.

Borrowings and Federal Funds Purchased

Texas United utilizes borrowings and overnight Federal Funds purchased to supplement deposits to fund its lending and investing activities. Borrowings consist of both long-term and short-term advances from the Federal Home Loan Bank and a line of credit with a correspondent bank. Total borrowings at December 31, 2005 were $205.8 million with an average interest rate for the year of 3.62%, an increase of $99.9 million and 57 basis points compared with $105.9 million at December 31, 2004 with an average interest rate for the year of 3.05%. Federal Funds purchased at December 31, 2005 were $21.9 million with an average interest rate for the year of 3.75%, an increase of $6.8 million and 192 basis points compared with $15.1 million at December 31, 2004 with an average interest rate for the year of 1.83%.

Long-term borrowings at December 31, 2005 were $40.8 million with an average interest rate for the year of 4.39%, a decrease of $6.2 million but an increase of 43 basis points compared with $47.0 million at December 31, 2004 with an average interest rate for the year of 3.96%. Short-term borrowings at December 31, 2005 were $165.0 million with an average interest rate for the year of 3.43%, an increase of $106.6 million and 206 basis points compared with $58.4 million at December 31, 2004 with an average interest rate for the year of 1.37%.

The following table summarizes outstanding short-term borrowings at the dates indicated:

	As of and For the Years Ended December 31, 2005
	2005	2004	2003
	(Dollars in thousands)
Ending balances	$165,000	$58,400	$32,750
Average balance for the period	81,020	30,200	20,531
Maximum month-end balance during the period	183,436	58,400	36,250
Average interest rate for the period	3.43%	1.37%	1.60%

Texas United entered into a $20.0 million revolving credit line with a commercial bank. Borrowings on this line of credit bear interest at the Federal Funds rate plus 2.25% and are collateralized by the outstanding common stock of its second tier holding company, Texas United Nevada. The line of credit expires in July 2006. At December 31, 2005, Texas United had $2.5 million advanced under this line of credit. The highest amount outstanding during the year 2005 was $8.5 million. The average balance of the line of credit for the year 2005 was $2.3 million with an average interest rate of 6.32%. At December 31, 2004, Texas United had $500,000 advanced under the line of credit. The highest amount outstanding during the year was $10.0 million. The average balance under the line of credit for the year 2004 was $3.6 million with an average interest rate of 3.63%.

At December 31, 2005, Texas United had five outstanding issues of junior subordinated deferrable interest debentures totaling $37.6 million issued to its subsidiary trusts, which are summarized below:

Description	Issuance Date	Call Date	Trust Preferred Securities Outstanding	Interest Rate (1)		Junior Subordinated Debt Owed To Trusts	Final Maturity Date
	(Dollars in thousands)

TXUI Statutory Trust I	09/07/2000	09/07/2010	$7,000	10.60%		$7,210	09/07/2030
TXUI Statutory Trust II	12/19/2003	12/19/2008	5,000	6.45	%(2)	5,155	12/19/2033
Gateway Statutory Trust I (3)	03/26/2002	03/26/2007	4,000	3-month LIBOR + 3.60	% (4)	4,124	03/26/2032
GNB Capital Trust I (5)	11/14/2001	11/14/2006	5,000	9.95		5,155	11/14/2031
TXUI Statutory Trust III (6)	11/30/2005	12/15/2010	15,500	3-month LIBOR + 1.39%		15,980	12/15/2035

(1)	The 3-month LIBOR in effect as of December 31, 2005 was 4.53%
(2)	The debentures bear a fixed interest rate until December 19, 2008, when the rate begins to float on a quarterly basis based on the 3-month LIBOR plus 2.85%.
(3)	Assumed in connection with the acquisition of Gateway Holding Company on December 1, 2005,
(4)	The debentures bore a fixed interest rate of 5.59% until June 26, 2002, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 3.60%.
(5)	Assumed in connection with the acquisition of GNB Bancshares on October 1, 2004.
(6)	Issued to facilitate the acquisition of Gateway Holding Company on December 1, 2005.

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

Interest Rate Sensitivity and Market Risk

Texas United is engaged primarily in the business of investing funds obtained from deposits and borrowings into interest-bearing loans and investments and its primary component of market risk is interest rate risk volatility. Consequently, its earnings depend to a significant extent on its net interest income, which is the difference between the interest income on loans and investments and the interest expense on deposits and borrowings. To the extent that Texas United’s interest-bearing liabilities do not reprice or mature at the same time as its interest-bearing assets, it is subject to interest rate risk and corresponding fluctuations in net interest income. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

Texas United has employed asset/liability management policies that attempt to manage its interest-earning assets and interest-bearing liabilities, thereby attempting to control the volatility of net interest income, without having to incur unacceptable levels of credit or investment risk.

Texas United manages its exposure to interest rates by structuring its balance sheet in the ordinary course of business. In 2005, Texas United entered into a fair value hedge of its mortgage servicing rights, but has not entered into any other instruments such as structured notes, interest rate swaps, caps, floors, financial options, or financial futures contracts, for the purpose of reducing interest rate risk. Texas United manages its sensitivity position within established guidelines. Based upon the nature of Texas United’s operations, it is not subject to foreign exchange or commodity price risk. Texas United does not own any trading assets.

Texas United’s exposure to interest rate risk is managed by State Bank’s, GNB Financial’s and Gateway’s respective Asset Liability Committees (collectively, the “ALCO”) in accordance with policies approved by Texas United’s Board of Directors. The ALCO formulates strategies based on appropriate levels in interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital based on the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies, and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, commitments to originate loans, and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management uses two methodologies to manage interest rate risk: (i) an analysis of relationships between interest-earning assets and interest-bearing liabilities; and (ii) an interest rate shock simulation model. Texas United has traditionally managed its business to reduce its overall exposure to changes in interest rates, however, under current policies of its Board of Directors, management has been given some latitude to increase Texas United’s interest rate sensitivity position within certain limits if, in management’s judgment, it will enhance profitability.

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

The following table sets forth an interest rate sensitivity analysis for Texas United at December 31, 2005:

	Volumes Subject to Repricing Within
	0-30 Days	31-180 Days	181-365 Days	Greater than One Year	Total
	(Dollars in thousands)
Interest-earning assets:
Securities	$16,297	$11,673	$28,863	$212,341	$269,174
Loans	417,658	93,306	121,148	399,726	1,031,838
Federal funds sold and other temporary investments	33,620	—	—	—	33,620

Total interest-earning assets	$467,575	$104,979	$150,011	$612,067	$1,334,632
Interest-bearing liabilities:
Demand, money market, and savings deposits	582,159	—	—	—	582,159
Certificates of deposit and other time deposits	26,225	117,453	105,415	56,534	305,627
Securities sold under repurchase agreements	6,120	—	—	1,000	7,120
Junior subordinated deferrable interest debentures	—	—	—	37,624	37,624
Federal funds purchased, FHLB and other borrowings	188,214	6,633	12,486	20,323	227,656

Total interest-bearing liabilities	$802,718	$124,086	$117,901	$115,481	$1,160,186
Period GAP	$(335,143)	$(19,107)	$32,110	$496,586	$174,446
Cumulative GAP	$(335,143)	$(354,250)	$(322,140)	$174,446	$174,446
Period GAP to total assets	(0.22)%	(0.01)%	0.02%	0.32%	0.11%
Cumulative GAP to total assets	(0.22)%	(0.23)%	(0.21)%	0.11%	0.11%

Texas United’s one-year cumulative GAP position at December 31, 2005, was negative $322.1 million or 0.21% of assets. This is a one-day position that is continually changing and is not indicative of Texas United’s position at any other time. While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the GAP position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk. Texas United maintains a Rate Committee and the ALCO that review Texas United’s interest rate risk position on a monthly and quarterly basis.

To effectively measure and manage interest rate risk, Texas United uses an interest rate shock simulation model to determine the impact on net interest income under various interest rate scenarios, balance sheet trends and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. Additionally, duration and market value sensitivity measures are utilized when they provide added value to the overall interest rate risk management process. Texas United’s Board of Directors, on an ongoing basis, evaluates interest rate risk positions and strategies.

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

Cash flows from operating activities for the year ended December 31, 2005 were primarily provided by the sale of loans held for sale and net earnings. Cash flows from operating activities for the year ended December 31, 2004 were used to fund loans held for sale. Cash flows from operating activities for the year ended December 31, 2003 were primarily provided by the sale of loans held for sale and net earnings. Cash flows from investing activities during each of the same fiscal years were used to fund loans and acquire securities for investing activities, partially offset by funds received from the sale of securities and cash obtained from acquisitions. In addition, cash flows from financing activities were provided for from the increase in deposits, borrowings and net proceeds received from issuance of common stock in the public offering.

Texas United’s future cash payments associated with its contractual obligations (other than deposit obligations) as of December 31, 2005 are summarized below:

	Payments due in:
	Fiscal 2006	Fiscal 2007-2009	Fiscal 2010-2011	Thereafter	Total
	(Dollars in thousands)
Junior subordinated deferrable interest debentures	$—	$—	$—	$37,624	$37,624
Short-term debt	165,000	—	—	—	165,000
Long-term debt	9,491	17,710	3,968	9,586	40,755
Operating leases	1,092	2,188	941	—	4,221

Total	$175,583	$19,898	$4,909	$47,210	$247,600

Off-Balance Sheet Arrangements

In the normal course of business, Texas United enters into various transactions, which, in accordance with accounting principles generally accepted in the United States of America, are not included in its consolidated balance sheets. Texas United enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

Texas United’s commitments associated with outstanding letters of credit and commitments to extend credit as of December 31, 2005 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Fiscal Years
	2006	2007-2008	2009-2010	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$3,153	$898	$70	$477	$4,598
Commitments to extend credit	161,780	19,221	6,469	30,532	218,002

Total	$164,933	$20,119	$6,539	$31,009	$222,600

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

Capital Resources

Capital management consists of providing equity to support both current and future operations. Texas United is subject to capital adequacy requirements imposed by the Federal Reserve. State Bank is subject to capital adequacy requirements imposed by the FDIC, and GNB Financial and Gateway are subject to capital adequacy requirements imposed by the OCC. The Federal Reserve, OCC and the FDIC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The risk-based capital standards issued by the Federal Reserve require all bank holding companies to have “Tier 1 capital” of at least 4.0% and “total risk-based capital” (Tier 1 and Tier 2) of at least 8.0% of total risk- adjusted assets. “Tier 1 capital” generally includes common shareholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. “Tier 2 capital” may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

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

Pursuant to FDICIA, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. State Bank, as a state banking association, is subject to capital adequacy guidelines of the FDIC that are substantially similar to the Federal Reserve’s guidelines. GNB Financial and Gateway, as national banking associations, are subject to capital adequacy guidelines of the OCC that are substantially similar to the Federal Reserve’s guidelines. Also pursuant to FDICIA, the FDIC has promulgated regulations setting the levels at which an insured institution such as State Bank, GNB Financial and Gateway would be considered “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” State Bank, GNB Financial and Gateway are classified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations.

Total shareholders’ equity as of December 31, 2005 was $137.9 million, an increase of $33.1 million or 31.6% compared with shareholders’ equity of $104.8 million at December 31, 2004. The increase was primarily attributable to the issuance of 1,357,379 shares of common stock in connection with the acquisition of Gateway Holding Company and $10.7 million in 2005 net earnings, partially offset by an increase in the unrealized losses on available for sale securities of $3.2 million and dividend payments of $2.6 million.

The following table provides a comparison of the leverage and risk-weighted capital ratios of Texas United, State Bank, GNB Financial and Gateway as of December 31, 2005 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		To Be Categorized as Well- Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2005
Texas United
Leverage ratio	4.00	%(1)	N/A	8.29%
Tier 1 risk-based capital ratio	4.00		N/A	9.59
Risk-based capital ratio	8.00		N/A	10.45

State Bank
Leverage ratio	4.00	%(2)	5.00%	7.07%
Tier 1 risk-based capital ratio	4.00		6.00	9.30
Risk-based capital ratio	8.00		10.00	10.10

GNB Financial
Leverage ratio	4.00	%(3)	5.00%	8.79%
Tier 1 risk-based capital ratio	4.00		6.00	9.78
Risk-based capital ratio	8.00		10.00	10.66

Gateway
Leverage ratio	4.00	%(3)	5.00%	7.83%
Tier 1 risk-based capital ratio	4.00		6.00	9.84
Risk-based capital ratio	8.00		10.00	10.99

(1)	The Federal Reserve may require Texas United to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require State Bank to maintain a leverage ratio above the required minimum.
(3)	The OCC may require GNB Financial and Gateway to maintain a leverage ratio above the required minimum.

The trust preferred securities issued by Texas United’s subsidiary trusts are currently included in Texas United’s Tier 1 capital for regulatory purposes. On March 1, 2005, the Federal Reserve Board adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. The new rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill and associated deferred tax liability. The amount of such excess trust preferred securities are includable in Tier 2 capital. Assuming these final rules were effective at December 31, 2005, Texas United’s Tier 1 risk-based capital ratio, its total risk-based capital ratio and its Tier 1 leverage ratio would remain unchanged. The new quantitative limits will be fully effective March 31, 2009.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

For information regarding the market risk of Texas United’s financial instruments, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity and Market Risk.” Texas United’s principal market risk exposure is to interest rates.

Item 8. Financial Statements and Supplementary Data

The financial statements, the reports thereon, and the notes thereto commence at page 62 of this annual report on Form 10-K.

Consolidated Quarterly Financial Data of Texas United

	Quarters Ended 2005
	December 31	September 30	June 30	March 31
	(unaudited)
	(Dollars in thousands, except per share data)

Interest income	$21,703	$19,875	$17,626	$16,531
Interest expense	6,980	6,121	5,196	4,472

Net interest income before provision for loan losses	14,723	13,754	12,430	12,059
Provision for loan losses	1,040	1,035	1,041	722

Net interest income after provision	13,683	12,719	11,389	11,337
Noninterest income	5,753	6,420	6,192	6,297
Noninterest expense	15,368	15,202	13,631	13,439

Earnings before income taxes	4,068	3,937	3,950	4,195
Provision for income taxes	1,436	1,247	1,338	1,393

Net earnings	$2,632	$2,690	$2,612	$2,802

Earnings per share:
Basic	$0.32	$0.34	$0.33	$0.36
Diluted	$0.31	$0.34	$0.33	$0.35

	Quarters Ended 2004
	December 31	September 30	June 30	March 31
	(unaudited)
	(Dollars in thousands, except per share data)

Interest income	$15,548	$11,297	$9,648	$8,956
Interest expense	4,167	3,286	2,768	2,542

Net interest income before provision for loan losses	11,381	8,011	6,880	6,414
Provision for loan losses	700	700	300	150

Net interest income after provision	10,681	7,311	6,580	6,264
Noninterest income	4,806	5,188	4,935	4,154
Noninterest expense	13,426	10,289	9,196	8,150

Earnings before income taxes	2,061	2,210	2,319	2,268
Provision for income taxes	632	649	824	703

Net earnings	$1,429	$1,561	$1,495	$1,565

Earnings per share:
Basic	$0.18	$0.30	$0.37	$0.39
Diluted	$0.18	$0.29	$0.36	$0.37

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING AND COMPLIANCE WITH DESIGNATED LAWS AND REGULATIONS

Management of Texas United, Inc. and subsidiaries (the “Company”) is responsible for preparing the Company’s annual financial statements. Management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of December 31, 2005, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FRY-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act.

In December 2005, the Company acquired Gateway Holding Company, and its wholly-owned subsidiary bank, Gateway National Bank. As permitted by the Securities and Exchange Commission, management excluded Gateway National Bank from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. Based on the assessment, which excluded Gateway National Bank, as described above, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2005.

BKD, LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.” Their report, on page 63, expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

Compliance with Designated Laws and Regulations. Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (FDIC) as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors

    and Shareholders

Texas United Bancshares, Inc.

La Grange, Texas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Texas United Bancshares, Inc., maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Texas United Bancshares, Inc., maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Texas United Bancshares, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Texas United Bancshares, Inc., and our report dated March 6, 2006, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Houston, Texas

March 6, 2006

Item 9B. Other Information

None.

PART III.

Item 10. Directors and Executive Officers of the Company

The information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Meetings and Committees of the Board of Directors—Audit Committee” and “Corporate Governance—Code of Ethics” in Texas United’s definitive proxy statement for its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (“2006 Proxy Statement”), is incorporated herein by reference in response to this item.

Item 11. Executive Compensation

The information under the caption “Executive Compensation and Other Matters” and “Corporate Governance—Compensation of Directors” in the 2006 Proxy Statement is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2006 Proxy Statement is incorporated herein by reference in response to this item.

Securities Authorized for Issuance Under Equity Compensation Plans

Texas United currently has stock options and unvested shares of restricted stock outstanding. The following table provides information as of December 31, 2005 (adjusted to give effect to the three-for-two stock split effective October 15, 2003) regarding Texas United’s equity compensation plans under which its equity securities are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	$402,915	(1)	$11.18	21,364
Equity compensation plans not approved by security holders	50,625	(2)	3.85	—

Total	$453,540		$8.23	182,231

(1)	Includes 160,867 shares of common stock which may be issued upon the exercise of outstanding stock options assumed by Texas United in connection with the acquisition of Gateway Holding Company at a weighted average exercise price of $5.17.
(2)	The shares included under equity compensation plans not approved by shareholders consist of shares issuable upon the exercise of nonqualified stock options granted to the President and Chief Executive Officer of Texas United in 1996 and to an executive officer of State Bank in 1997. The options terminate ten years from the date of grant.

Item 13. Certain Relationships and Related Transactions

The information under the caption “Interests of Management and others in Certain Transactions” in the 2006 Proxy Statement is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information under the caption “Independent Registered Public Accounting Firm Fees and Services” in the 2006 Proxy Statement is incorporated herein by reference in response to this item.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

Reference is made to the consolidated financial statements, reports thereon, and notes thereto commencing at page 62 of this annual report on Form 10-K. A list of such consolidated financial statements is set forth below:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets at December 31, 2005 and 2004
Consolidated Statements of Earnings for the Years Ended December 31, 2005, 2004, and 2003
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004, and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003
Notes to Consolidated Financial Statements

There are no financial statement schedules filed herewith.

(b) Exhibits

Exhibit Number(1)	Description of Exhibit

2.1	Agreement and Plan of Reorganization, dated as of November 22, 2005, by and between Texas United and Northwest Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to the Texas United’s Current Report on Form 8-K filed November 23, 2005)

2.2	Agreement and Plan of Reorganization dated as of October 26, 2005, by and between Texas United and The Express Bank of Texas (incorporated herein by reference to Exhibit 2.1 to Texas United’s Current Report on Form 8-K filed October 31, 2005)

2.3	Agreement and Plan of Reorganization, dated as of May 2, 2005, by and between Texas United and Gateway Holding Company, Inc. (incorporated herein by reference to Texas United’s Current Report on Form 8-K filed May 3, 2005)

2.4	Amended and Restated Agreement and Plan of Merger, dated as of April 29, 2004, by and between Texas United and GNB Bancshares, Inc. (incorporated herein by reference to Exhibit 2.2 to Texas United’s Registration Statement on Form S-1 (Registration No. 333-116542)).

2.5	Agreement and Plan of Reorganization between Texas United and The Bryan-College Station Financial Holding Company, as amended, dated November 5, 2001 (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (Registration No. 333-84644) (the “Registration Statement”))

Exhibit Number(1)	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Texas United (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (Registration No. 333-124055))

3.2	Amended and Restated Bylaws of Texas United, as amended and restated (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (on Registration No. 333-116542))

4.1	Specimen certificate representing shares of Texas United common stock (incorporated herein by reference to Exhibit 4.1 to the Registration Statement)

10.1†	Texas United Bancshares, Inc. 1998 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement)

10.2†	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Registration Statement)

10.3†	Texas United Bancshares, Inc. Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement)

10.4†	Form of Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.4 to the Registration Statement)

10.5†	Form of Executive Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.5 to the Registration Statement)

10.6†	Texas United Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116542))

10.7†

Form of Employment Agreement between Texas United and Riley C. Peveto (incorporated herein by reference to Exhibit 10.7 to Texas United’s Registration Statement on Form S-4

(Registration No. 333-117556))

10.8†	Employment Agreement between Texas United and L. Don Stricklin dated as of January 30, 2006 (incorporated herein by reference to Texas United’s Current Report on Form 8-K filed on February 3, 2006)

10.9†	Texas United Bancshares, Inc. Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to Texas United’s annual report on Form 10-K for the fiscal year ended December 31, 2004)

21.1*	Subsidiaries of Texas United

23.1*	Consent of BKD, LLP, independent registered public accounting firm of Texas United

23.2*	Consent of Grant Thornton LLP, former independent registered public accounting firm of Texas United

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Texas United has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K, Texas United hereby agrees to furnish a copy of such agreements to the Commission upon request.
†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act, the Registrant has caused this Registration Statement or amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXAS UNITED BANCSHARES, INC. (Registrant)

By:	/s/ L. DON STRICKLIN
Name:	L. Don Stricklin
Title:	President and Chief Executive Officer

Date:  March 16, 2006

Pursuant to the requirements of the Securities Act of 1934, as amended, the following persons on behalf of the registrant in the indicated capacities have signed this report on March 16, 2006.

Signature	Title

/s/ L. DON STRICKLIN L. Don Stricklin	President and Chief Executive Officer (principal executive officer)

/s/ JEFFREY A. WILKINSON Jeffrey A. Wilkinson	Executive Vice President and Chief Financial Officer (principal financial officer/principal accounting officer)

/s/ JIMMY JACK BIFFLE Jimmy Jack Biffle	Director

/s/ BRUCE FRENZEL Bruce Frenzel	Director

/s/ JOE A. HARGIS Joe A. Hargis	Director

/s/ MICHAEL KULHANEK Michael Kulhanek	Director

/s/ LEE D. MUELLER, JR. Lee D. Mueller, Jr.	Director

/s/ HANK NOVAK Hank Novak	Director

/s/ RILEY C. PEVETO Riley C. Peveto	Director

/s/ MICHAEL STEINHAUSER Michael Steinhauser	Director

/s/ ERVAN E. ZOUZALIK Ervan E. Zouzalik	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors

    and Shareholders

Texas United Bancshares, Inc.

La Grange, Texas

We have audited the accompanying consolidated balance sheets of Texas United Bancshares, Inc., as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas United Bancshares, Inc., as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Texas United Bancshares, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2006, expressed unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

Houston, Texas

March 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Texas United Bancshares, Inc.

We have audited the accompanying consolidated statements of earnings, shareholders’ equity and cash flows of Texas United Bancshares, Inc. and Subsidiaries for the one year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Texas United Bancshares, Inc. and Subsidiaries for the one year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas January 30, 2004 (except for Note A6, as to which the date is October 7, 2005)

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(Dollars in thousands, except share amounts)
ASSETS
Cash and due from banks	$61,766	$36,752
Federal funds sold	33,620	4,015

Total cash and cash equivalents	95,386	40,767
Securities available-for-sale, at fair value	243,011	301,631
Securities held-to-maturity, at cost (fair value $26,219)	26,163	—
Loans, net	1,004,709	659,884
Loans held for sale	17,537	26,979
Premises and equipment, net	53,610	39,730
Accrued interest receivable	7,433	5,214
Goodwill	63,396	40,117
Core deposit intangibles	8,847	5,341
Mortgage servicing rights	4,878	4,698
Other assets	27,489	17,005

Total assets	$1,552,459	$1,141,366

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits
Noninterest-bearing	$317,723	$187,454
Interest-bearing	803,699	692,621

Total deposits	1,121,422	880,075
Securities sold under repurchase agreements	7,120	6,291
Federal funds purchased	21,901	15,125
Junior subordinated deferrable interest debentures	37,624	17,520
Borrowings	205,755	105,940
Other liabilities	20,724	11,603

Total liabilities	1,414,546	1,036,554
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 500,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 20,000,000 shares authorized at December 31, 2005 and December 31, 2004; 9,210,171 shares issued and 9,204,076 outstanding at December 31, 2005 and 7,802,467 shares issued and 7,796,372 outstanding at December 31, 2004	9,210	7,802
Additional paid-in-capital	102,682	75,935
Retained earnings	30,045	21,921
Accumulated other comprehensive loss	(3,907)	(729)
Less common stock held in treasury, at cost	(117)	(117)

Total shareholders’ equity	137,913	104,812

Total liabilities and shareholders’ equity	$1,552,459	$1,141,366

The accompanying notes are an integral part of these statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Interest income:
Loans	$64,593	$36,822	$28,244
Investment securities—taxable	10,087	8,161	5,783
Investment securities—tax-exempt	821	436	532
Federal funds sold and other temporary investments	234	30	91

Total interest income	75,735	45,449	34,650
Interest expense:
Deposits	14,024	9,223	7,487
Federal funds purchased	925	194	128
Borrowings	5,992	2,157	2,117
Securities sold under repurchase agreements	107	—	—
Junior subordinated deferrable interest debentures	1,721	1,189	746

Total interest expense	22,769	12,763	10,478

Net interest income	52,966	32,686	24,172
Provision for loan losses	3,838	1,850	2,900

Net interest income after provision for loan losses	49,128	30,836	21,272
Noninterest income:
Service charges on deposit accounts	9,185	6,931	6,753
Mortgage servicing revenue	1,137	888	2,247
Net (loss) gain on sales of securities	(169)	114	1,244
Net gain on sales of mortgage loans	9,543	9,213	3,163
Other operating income	4,966	1,937	2,448

Total noninterest income	24,662	19,083	15,855
Noninterest expense:
Employee compensation and benefits	33,855	23,798	16,689
Occupancy, net	7,809	5,596	4,621
Other operating expenses	15,976	11,667	8,682

Total noninterest expense	57,640	41,061	29,992

Earnings before income taxes	16,150	8,858	7,135
Provision for income taxes:
Current expense	5,361	3,049	1,741
Deferred expense (benefit)	53	(241)	153

	5,414	2,808	1,894

Net Earnings	$10,736	$6,050	$5,241

Earnings per common share:
Basic	$1.35	$1.15	$1.31
Diluted	$1.31	$1.11	$1.26
Weighted average shares outstanding:
Basic	7,930	5,264	3,984
Diluted	8,184	5,442	4,151
Dividends per common share	$0.32	$0.28	$0.28

The accompanying notes are an integral part of these statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock At Cost	Total
	Shares	At Par
	(Dollars in thousands, except share data)
Balance at January 1, 2003	2,646,139	$2,646	$16,683	$14,594	$1,612	$(117)	$35,418

Net earnings	—	—	—	5,241	—	—	5,241
Net change in unrealized (loss) gain on available for sale securities	—	—	—	—	(1,849)	—	(1,849)

Total comprehensive income							3,392
Three-for-two stock split	1,331,403	1,331	—	(1,331)	—	—	—
Sale of common stock upon exercise of stock options	30,650	31	234	—	—	—	265
Cash paid in lieu of fractional shares	—	—	(6)	—	—	—	(6)
Dividends ($0.28 per share)	—	—	—	(1,082)	—	—	(1,082)

Balance at December 31, 2003	4,008,192	$4,008	$16,911	$17,422	$(237)	$(117)	$37,987

Net earnings	—	—	—	6,050	—	—	6,050
Net change in unrealized loss on available for sale securities	—	—	—	—	(492)	—	(492)

Total comprehensive income							5,558
Issuance of common stock in connection with the CHL acquisition	11,765	12	188	—	—	—	200
Issuance of common stock in connection with the GNB acquisition	1,456,819	1,457	24,980	—	—	—	26,437
Issuance of common stock in public offering	2,300,000	2,300	33,729	—	—	—	36,029
Sale of common stock upon exercise of stock options	25,691	25	127	—	—	—	152
Dividends ($0.28 per share)	—	—	—	(1,551)	—	—	(1,551)

Balance at December 31, 2004	7,802,467	$7,802	$75,935	$21,921	$(729)	$(117)	$104,812

Net earnings	—	—	—	10,736	—	—	10,736
Net change in unrealized loss on available for sale securities	—	—	—	—	(3,178)	—	(3,178)

Total comprehensive income							7,558
Issuance of common stock in connection with the Gateway acquisition	1,357,379	1,357	24,297	—	—	—	25,654
Stock options issued upon the conversion of Gateway stock options	—	—	2,209	—	—	—	2,209
Sale of common stock upon exercise of stock options	50,325	51	241	—	—	—	292
Dividends ($0.32 per share)	—	—	—	(2,612)	—	—	(2,612)

Balance at December 31, 2005	9,210,171	$9,210	$102,682	$30,045	$(3,907)	$(117)	$137,913

The accompanying notes are an integral part of these statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$10,736	$6,050	$5,241
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Provision for loan losses	3,838	1,850	2,900
Depreciation and amortization	4,643	3,861	2,915
Loss (gain) on sale of premises, equipment, and other real estate	31	(46)	(36)
Write-down of other real estate	79	—	—
Gain on sale of loans	(9,543)	(9,213)	(3,163)
Loss on sale of Third Coast Wealth Advisors, Inc.	—	—	396
Realized (gain) loss on sale of available-for-sale securities, net	169	(114)	(1,244)
Amortization of premium, net of accretion of discounts on securities	1,247	1,291	1,473
Impairment on mortgage servicing rights	—	—	1,235
Reversal of impairment on mortgage servicing rights	—	(263)	(1,418)
Changes in assets and liabilities, net of effects resulting from acquisitions:
Accrued interest receivable	(1,450)	(890)	22
Loans held for sale	18,985	(5,800)	30,466
Mortgage servicing rights	—	(888)	(2,247)
Other assets	(4,586)	2,411	1,024
Other liabilities	7,570	(94)	1,285

Net cash provided by (used in) operating activities	31,719	(1,845)	38,849
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	66,581	35,862	91,604
Proceeds from principal repayments of available-for-sale securities	40,670	26,934	33,805
Proceeds from maturities and calls of available-for-sale securities	310,209	—	1,025
Purchases of available-for-sale securities, net of effects resulting from acquisitions	(351,382)	(147,851)	(181,821)
Purchases of held-to-maturity securities, net of effects resulting from acquisition	(25,568)	—	—
Net increase in loans, net of effects resulting from acquisitions	(210,869)	(92,919)	(38,558)
Proceeds from sales of premises, equipment, loans, and other real estate	262	1,901	9,044
Proceeds from the sale of Third Coast Wealth Advisors, Inc.	—	—	75
Net cash received from the two Central Bank branches acquisition	—	62,515	—
Net cash paid for the Community Home Loan, Inc. acquisition	—	(538)	—
Net cash paid for the GNB Bancshares, Inc. acquisition	—	(8,790)	—
Net cash and cash equivalents received for the Gateway Holding Company, Inc. acquisition	44,081	—	—
Purchases of premises, equipment and other real estate, net of effects resulting from acquisitions	(7,185)	(9,348)	(3,861)

Net cash used in investing activities	(133,725)	(132,234)	(88,687)
Cash flows from financing activities:
Net increase in deposits, net of the effects resulting from acquisitions	36,543	93,316	48,712
Change in Federal Funds purchased, net of the effects resulting from acquisitions	6,776	4,944	(12,841)
Net proceeds from issuance of common stock upon exercise of employee stock options	294	152	265
Net proceeds from issuance of common stock in public offering	—	36,029	—
Net proceeds from borrowings	99,815	18,910	8,930
Proceeds from issuance of junior subordinated deferrable interest debentures, net	15,980	—	5,000
Repayments of subordinated notes and debentures	—	—	(3,241)
Securities sold under repurchase agreements	(171)	5,507	784
Dividends paid	(2,612)	(1,280)	(1,077)

Net cash provided by financing activities	156,625	157,578	46,532

Net increase (decrease) in cash and cash equivalents	54,619	23,499	(3,306)
Cash and cash equivalents at beginning of year	40,767	17,268	20,574

Cash and cash equivalents at end of year	$95,386	$40,767	$17,268

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

1. General

Texas United Bancshares, Inc. (the “Company” or the “Parent”) is a Texas corporation and a financial holding company.

As of December 31, 2005, the Company operated 35 full-service banking centers, of which 23 were State Bank banking centers, seven were GNB Financial, n.a. (“GNB”) banking centers and six were Gateway National Bank (“Gateway”) banking centers. State Bank also operated four loan production offices (“LPO’s”) and 11 limited service branches (“LSB’s”) in Texas. The Company’s primary sources of revenue are derived from investing in various securities and granting loans primarily to customers in Texas. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economy in Texas.

2. Principles of Consolidation and Investment in Subsidiaries

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Texas United Nevada, Inc. (“TUNI”), State Bank, GNB and Gateway. All significant intercompany transactions and balances have been eliminated in consolidation.

3. Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

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

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

6. Loans

Loans for which management has the ability and intent to hold for the foreseeable future or until maturity or pay off are reported at the principal amount outstanding, net of charge-offs, unearned discounts, purchase discounts and an allowance for loan losses. Unearned discounts on installment loans are recognized using a method, which approximates a level yield over the term of the loans. Interest on other loans is calculated using the simple interest method on the daily balance of the principal amount outstanding.

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

9. Transfers and Servicing of Financial Assets

In connection with securitizations or transfers, certain retained interests, including Mortgage Servicing Rights (“MSR”), are recorded at their allocated carrying value based on their relative fair value and are amortized in proportion to, and over the period of, estimated future net servicing income. Initially and at subsequent measurement dates, fair value is determined by computing the present value of the estimated cash flows retained, using the dates that such cash flows are expected to be released to the Company, at a discount rate considered to be commensurate with the risks associated with the cash flows. The amounts and timing of the cash flows are estimated after considering various economic factors including prepayment, delinquency, default and loss assumptions. Valuation of retained interests in securitizations may also involve the use of quoted market prices on same or similar securities.

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

11. Other Real Estate

Real estate acquired by foreclosure is recorded at fair value at the date of foreclosure or acquisition. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less costs to sell. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other noninterest expense.

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

13. Income Taxes

The Company files a consolidated Federal income tax return. By agreement with the Parent, State Bank, GNB, Gateway and TUNI record a provision or benefit for Federal income taxes on the same basis as if they had

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

filed a separate Federal income tax return. The asset and liability method of accounting is used for income taxes where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. When management determines that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance must be established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

15. Stock-Based Compensation

The Company has two stock-based employee compensation plans and two stock option agreements with executive officers, which are described more fully in Note Q. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees and the related Interpretations in accounting for its plans and agreements. No stock-based employee compensation for these plans is reflected in net earnings, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on grant date. The following table illustrates the effect, for the periods indicated, on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (SFAS 123), Accounting for Stock-Based Compensation (with the assumptions described in Note Q), to its stock-based employee compensation.

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share amounts)
Net earnings as reported	$10,736	$6,050	$5,241
Less: Stock-based employee compensation expense determined under fair value-based method for awards granted, modified, or settled, net of related tax effects	75	26	28

Pro forma net earnings	$10,661	$6,024	$5,213

Earnings per share:
Basic—as reported	$1.35	$1.15	$1.31

Basic—pro forma	$1.34	$1.14	$1.31

Diluted—as reported	$1.31	$1.11	$1.26

Diluted—pro forma	$1.30	$1.11	$1.26

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit, see Note P. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

17. Use of Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of mortgage servicing rights assets. Actual results could differ from those estimates.

NOTE B—NEW ACCOUNTING STANDARDS

Accounting for Changes and Error Corrections

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB staff issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R focuses primarily on transactions in which the entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all public entities to apply a fair-value based method in accounting for share-based transactions with employees. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as an operating cash flow. SFAS No. 123R is effective for most public companies at the beginning of the first fiscal year beginning after June 15, 2005. Accordingly, the Company will begin to expense options in the first quarter of 2006. The Company adopted the provision of SFAS No. 123R on January 1, 2006 using the modified prospective method. Based on the options outstanding as of December 31, 2005, the expensing of options will not have a material impact on the Company’s consolidated financial position and results of operations. In addition, the impact of this statement in 2006 and beyond will depend upon our future compensation strategy.

NOTE C—BUSINESS ACQUISITIONS, DISPOSITIONS AND PUBLIC OFFERINGS

On December 1, 2005, the Company completed the acquisition of Gateway Holding Company, Inc. (“Gateway Holding Company”), Dallas, Texas. Pursuant to the terms of the merger agreement, in exchange for all outstanding shares of Gateway Holding Company capital stock, the Company paid $11.2 million in cash and

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issued 1,357,379 shares of its common stock. The Company operates Gateway Holding Company’s wholly-owned subsidiary bank, Gateway National Bank, as a separate subsidiary. Gateway has six full-service banking centers located in Denton and Dallas counties in Texas. As of November 30, 2005, on a consolidated basis, Gateway had total assets of $223.2 million, total loans of $141.5 million, total cash of $14.6 million, property and equipment of $5.6 million, total deposits of $204.8 million, other liabilities of $872,000 and shareholders’ equity of $12.1 million. Goodwill of $23.3 million was recognized with this transaction. In addition, Gateway paid an executive $1.2 million for termination of shares of phantom stock. The Gateway Holding Company acquisition is consistent with the Company’s expansion strategies.

The following unaudited pro forma information assumes the acquisition of Gateway Holding Company occurred on January 1, 2005 (dollars in thousands):

Interest income	$86,232
Net earnings	10,721
Earnings per share (basic)	1.35
Earnings per share (diluted)	1.31

These pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the indicated period and are not indicative of future financial results.

During the second quarter of 2005, Community Home Loan (formerly a wholly-owned subsidiary of State Bank) was restructured and now operates as part of State Bank’s mortgage banking division.

On October 1, 2004, the Company completed the acquisition of GNB Bancshares, Inc. (“GNB Bancshares”), Gainesville, Texas. Pursuant to the terms of the merger agreement, in exchange for all outstanding shares of GNB Bancshares’ capital stock, the Company paid $18.4 million in cash and issued 1,456,819 shares of its common stock. The Company operates GNB Bancshares’ wholly-owned subsidiary bank, GNB Financial n.a., as a separate subsidiary. GNB has seven full-service banking centers located in Cooke, Denton and Ellis counties in Texas. As of September 30, 2004, on a consolidated basis, GNB had total assets of $223.7, total loans of $166.6 million, total cash of $9.6 million, property and equipment of $5.9 million, total deposits of $186.3 million, other liabilities of $3.7 million and shareholders’ equity of $19.2 million. Goodwill of $23.8 million was recognized with this transaction. The GNB Bancshares acquisition is consistent with the Company’s expansion strategy.

On July 30, 2004, the Company purchased the loans and premises and assumed the deposit liabilities of the Caldwell, Texas and Lexington, Texas branches of Central Bank, Houston, Texas. Under the terms of the purchase agreement, the Company agreed to pay a premium of 8.02% of total deposits and $800,000 for the related real property and improvements and the related furniture, fixtures and equipment. On July 30, 2004, deposits at both branches totaled $99.2 million and loans totaled $33.1 million. Based on these totals, the Company paid approximately $8.8 million to acquire these branches. Under the terms of the purchase agreement, on September 23, 2004, the Company put-back approximately $5.3 million in loans. Goodwill of $6.7 million was recognized with this transaction. The acquisition of the Central Bank branches is consistent with the Company’s expansion strategy. These branches became banking centers of State Bank.

The following unaudited pro forma information assumes the acquisition of GNB Bancshares and the two Central Bank branches occurred on January 1, 2004 (dollars in thousands):

Interest income	$55,109
Net earnings	6,097
Earnings per share (basic)	1.16
Earnings per share (diluted)	1.12

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the indicated period and are not indicative of future financial results.

Pursuant to a registration statement on Form S-1 filed with, and declared effective by, the Securities and Exchange Commission, the Company sold 2,000,000 shares of its common stock at $17.00 per share to the public in an underwritten firm commitment offering, which closed on August 10, 2004. The underwriters exercised their 30-day option on August 26, 2004 to purchase an additional 300,000 shares to cover over-allotments. Of the $36.0 million in net proceeds, after deduction of underwriting discounts and commissions and $788,000 in offering expenses, approximately $10.0 million was used to repay the Company’s outstanding line of credit, which was used as additional capital to support the acquisition of the additional assets from the Central Bank branches. In addition, approximately $18.4 million of the net proceeds were used to pay the cash portion of the merger consideration to GNB Bancshares shareholders and the balance was used for general corporate purposes, including contributions to the capital of State Bank and the construction of additional branches.

The Company disposed of Third Coast in October 2003 for an after tax loss of approximately $261,000. The disposal was not accounted for as discontinued operations due to the immaterial effect on the consolidated financial statements.

NOTE D—RESERVE REQUIREMENTS

Cash and balances maintained at the Federal Reserve of approximately $6.2 million and $5.7 million satisfy regulatory reserve requirements at December 31, 2005 and 2004, respectively.

NOTE E—SECURITIES

The securities have been classified in the consolidated balance sheets according to management’s intent. The carrying amount of securities and their approximate fair values are as follows at December 31, 2005 and 2004:

2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
State and Municipal securities	$11,047	$8	$(80)	$10,975
U.S. Agency securities	64,724	7	(1,959)	62,772
U.S. Treasury securities	12,469	—	(232)	12,237
Mortgage-backed securities	143,140	—	(3,756)	139,384
Other	17,685	—	(42)	17,643

	$249,065	$15	$(6,069)	$243,011

Securities held-to-maturity:
State and Municipal securities	$25,163	$134	$(78)	$25,219
U.S. Agency securities	—	—	—	—
U.S. Treasury securities	—	—	—	—
Mortgage-backed securities	—	—	—	—
Other	1,000	—	—	1,000

	$26,163	$134	$(78)	$26,219

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
State and Municipal securities	$8,709	$343	$—	$9,052
U.S. Agency securities	77,185	126	(978)	76,333
U.S. Treasury securities	17,479	31	(72)	17,438
Mortgage-backed securities	190,195	892	(1,448)	189,639
Other	9,167	2	—	9,169

	$302,735	$1,394	$(2,498)	$301,631

Other securities include investments in Federal Home Loan Bank (“FHLB”) stock of $11.6 million and $6.1 million at December 31, 2005 and 2004, respectively. The FHLB stock is restricted, as it is a required investment under the banks’ borrowing agreements with the FHLB.

Gross realized gains on sales of available-for-sale securities were $179,000, $217,000 and $1.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Gross realized losses on sales of available-for-sale securities were $348,000, $103,000 and $61,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The following table shows the contractual maturity distribution of the investment portfolio at December 31, 2005. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$11,594	$11,433
Due in one to five years	65,599	63,576
Due in five to ten years	10,654	10,586
Due after ten years	16,650	16,647
Mortgage-backed and other securities	144,568	140,769

	$249,065	$243,011

	Securities Held-to-Maturity
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$606	$611
Due in one to five years	—	—
Due in five to ten years	518	510
Due after ten years	24,039	24,098
Mortgage-backed and other securities	1,000	1,000

	$26,163	$26,219

Securities with an aggregate book value of approximately $185.8 million and $165.2 million at December 31, 2005 and 2004, respectively, were pledged as collateral to secure public deposits.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. The total fair value of these investments at December 31, 2005 and 2004, were $218.1 million and $177.5 million, respectively, which was approximately 81.0% and 58.8% of the Company’s available-for-sale and held-to-maturity investment portfolio, respectively. These declines primarily resulted from recent increases in market interest rates.

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

The following table shows the Company’s investments gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005.

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
State and Municipal securities	$19,079	$158	$—	$—	$19,079	$158
U.S. Agency securities	488	12	60,276	1,947	60,764	1,959
U.S. Treasury securities	2,403	48	9,834	184	12,237	232
Mortgage-backed securities	56,136	883	69,846	2,915	125,982	3,798

	$78,106	$1,101	$139,956	$5,046	$218,062	$6,147

NOTE F—LOANS

Major classifications of loans at December 31, 2005 and 2004 were as follows:

	2005	2004
	(Dollars in thousands)
Commercial and industrial	$243,114	$136,197
Real estate:
1-4 family residential	270,951	192,791
Commercial mortgages	289,607	223,987
Held for sale	17,537	26,979
Other	133,455	44,494
Consumer and other, net of unearned discount	77,174	69,100

Total loans	1,031,838	693,548
Less: allowance for loan losses	9,592	6,685

	$1,022,246	$686,863

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impaired loans at December 31, 2005 and 2004 were approximately $2.5 million and $1.7 million, respectively. The reduction in interest income associated with these impaired loans was insignificant. The valuation allowance established for impaired loans is not significant. There were no commitments to lend additional funds to borrowers whose loans were classified as impaired.

Included in other assets are other real estate and repossessed assets of $2.4 million and $906,000 at December 31, 2005 and 2004, respectively. The increase in 2005 compared with 2004 was primarily attributable to a parcel of other real estate owned acquired in connection with the Gateway Holding Company acquisition.

Outstanding loans to directors, significant shareholders and executive officers of the Company and to their related business interests aggregated $5.4 million and $4.0 million at December 31, 2005 and 2004, respectively.

Following is an analysis of activity with respect to these amounts for the years ended December 31:

	2005	2004
	(Dollars in thousands)
Balance at January 1	$3,952	$590
New loans	3,788	1,506
Balance of loans to GNB directors and executive officers acquired in merger	—	4,106
Balance of loans to Gateway directors and executive officers acquired in merger	2,133	—
Repayments	(4,474)	(2,250)

Balance at December 31	$5,399	$3,952

In management’s opinion, all such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than a normal risk of collectibility or present other unfavorable features.

NOTE G—ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows for the years ended December 31:

	2005	2004	2003
	(Dollars in thousands)
Balance at January 1	$6,685	$3,893	$3,296
Provision	3,838	1,850	2,900
Charge-offs	(3,656)	(1,706)	(3,238)
Recoveries	926	742	935
Balances from acquisitions	1,799	1,906	—

Balance at December 31	$9,592	$6,685	$3,893

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE H—PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows at December 31:

	Estimated Useful Lives	2005	2004
	(Dollars in thousands)
Land	—	$10,480	$7,636
Buildings and improvements	10-40 Years	37,940	27,860
Furniture, fixtures, and equipment	3-10 Years	20,799	17,224

Gross premises and equipment		69,219	52,720
Less: accumulated depreciation		17,588	14,689

Total premises and equipment		51,631	38,031
Construction in progress		1,979	1,699

Premises and equipment, net		$53,610	$39,730

NOTE I—DERIVATIVES AND FAIR VALUE HEDGING

During 2005, the Company entered into a derivative contract designated as a fair value hedge of its mortgage servicing rights. The Company recognizes the derivative on its consolidated balance sheet at fair value. The hedging contract was utilized as a hedge of the changes in interest rates which impact the fair value of recorded mortgage servicing rights. The Company records changes in the fair value of the derivative and, to the extent that the derivative is effective, the Company records changes in the fair value of the hedged mortgage servicing rights attributable to the hedged risk in current period earnings in the same financial statement category as the hedged item.

The Company formally documented the relationship between the hedging instruments and hedged items, its risk management objective, strategy and management’s evaluation of effectiveness for the hedge transactions. Periodically, the Company formally assesses whether the derivative designated in the hedging relationship is expected to be and has been highly effective in offsetting changes in fair values of the hedged item. At December 31, 2005, management deemed the amounts of the derivative contracts and hedged values to be immaterial to the Company’s consolidated financial statements. Additionally, effective February 2006, the Company discontinued the use of fair value hedging on its mortgage servicing rights and all hedge positions are expected to be eliminated effective March 31, 2006.

NOTE J—GOODWILL AND LONG-LIVED ASSETS

Changes in the carrying amount of the Company’s goodwill for the years ended 2005 and 2004 were as follows (dollars in thousands):

Goodwill balance as of January 1, 2004	$9,073

2004 Acquisition of CHL	500
2004 Acquisition of two Central Bank Branches	6,733
2004 Acquisition of GNB Bancshares	23,811

Goodwill balance as of December 31, 2004	40,117

2005 Acquisition of Gateway Holding Company	23,279

Goodwill balance as of December 31, 2005	$63,396

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross carrying amount of intangible assets and associated accumulated amortization and impairment at December 31, 2005 and 2004 are presented in the following table:

	Gross Carrying Amount	Accumulated Amortization and Impairment
	(Dollars in thousands)
Amortized intangible assets:
At December 31, 2005

Mortgage servicing rights	$8,290	$3,412
Core deposit intangibles	10,089	1,242

At December 31, 2004

Mortgage servicing rights	$7,153	$2,455
Core deposit intangibles	5,804	463

The projections of amortization expense shown below for mortgage servicing rights and core deposit intangibles are based on existing asset balances and the existing interest rate environment as of December 31, 2005. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period amortization and estimated future amortization for intangible assets:

	Mortgage Servicing Rights	Core Deposit Intangibles	Total
	(Dollars in thousands)
Year ended December 31, 2005 (actual)	$957	$779	$1,736
Estimate for the year ended December 31:
2006	$637	$1,172	$1,809
2007	562	1,172	1,734
2008	496	1,110	1,606
2009	440	1,084	1,524
2010	388	1,084	1,472

NOTE K—MORTGAGE SERVICING RIGHTS

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

The activity in the Company’s mortgage servicing rights, which is included in the mortgage banking segment (Note W), was as follows for the years ended December 31:

	2005	2004	2003
	(Dollars in thousands)
Balance at January 1	$4,698	$4,475	$2,877
Additions	1,137	888	2,218
Amortization	(957)	(928)	(803)
Reversal of impairment allowance	—	263	1,418
Impairment allowance	—	—	(1,235)

Balance at December 31	$4,878	$4,698	$4,475

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005, the loan servicing portfolio with capitalized mortgage servicing rights totaled $342.2 million compared with $290.1 million at December 31, 2004.

NOTE L—INTEREST-BEARING DEPOSITS

The types of accounts and their respective balances included in interest-bearing deposits were as follows at December 31:

	2005	2004
	(Dollars in thousands)
NOW and interest-bearing demand deposits	$214,425	$242,610
Savings deposits and money market deposits	247,464	160,954
Time deposits (certificates of deposit and IRA’s)	341,810	289,057

Total interest-bearing deposits	$803,699	$692,621

The aggregate amount of certificates of deposit, each with a minimum denomination of $100,000 was approximately $129.6 million and $97.7 million at December 31, 2005 and 2004, respectively. At December 31, 2005, the scheduled maturities of total time deposits (certificates of deposit and IRA’s) were as follows (in thousands):

2006	$268,007
2007	48,568
2008	18,464
2009	1,613
2010 and thereafter	5,158

Total time deposits (certificates of deposit and IRA’s)	$341,810

Deposits of executive officers, significant shareholders and directors were $13.9 million and $2.0 million (including time deposits of $2.2 million and $286,000) at December 31, 2005 and 2004, respectively.

NOTE M—BORROWINGS

The Company has multiple advances of short and long-term borrowings which have been made in accordance with “Agreements for Advance” that were entered into with the Federal Home Loan Bank. The borrowings have interest rates varying from 2.92% to 6.56% at December 31, 2005. The borrowings are collateralized by security agreements and pledge assignments.

The Company entered into a $20.0 million revolving credit line with a bank. Any borrowings under the facility bear interest at the Federal Funds rate plus 2.25% and are collateralized by the outstanding common stock of TUNI. The credit facility expires in July 2006. There was $2.5 million and $500,000 outstanding under this line of credit at December 31, 2005 and 2004, respectively. The line of credit agreement contains certain covenants, including maintaining certain financial ratios.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate maturities of borrowings for the five years following December 31, 2005 are as follows (in thousands):

Years ending December 31,	Amount
2006	$174,491
2007	11,571
2008	3,389
2009	2,750
2010	2,384
Thereafter	11,170

Total borrowings	$205,755

NOTE N—JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

At December 31, 2005, Texas United had five outstanding issues of junior subordinated deferrable interest debentures totaling $37.6 million issued to its subsidiary trusts, which are summarized below:

Description	Issuance Date	Call Date	Trust Preferred Securities Outstanding	Interest Rate(1)		Junior Subordinated Debt Owed To Trusts	Final Maturity Date
	(Dollars in thousands)

TXUI Statutory Trust I	09/07/2000	09/07/2010	$7,000	10.60%		$7,210	09/07/2030
TXUI Statutory Trust II	12/19/2003	12/19/2008	5,000	6.45	%(2)	5,155	12/19/2033
GNB Capital Trust I(3)	11/14/2001	11/14/2006	5,000	9.95%		5,155	11/14/2031
TXUI Statutory Trust III(4)	11/30/2005	12/15/2010	15,500	3-month LIBOR + 1.39%		15,980	12/15/2035
Gateway Statutory Trust(5)	03/26/2002	03/26/2007	4,000	3-month LIBOR + 3.60	%(6)	4,124	03/26/2032

(1)	The 3-month LIBOR in effect as of December 31, 2005 was 4.53%.
(2)	The debentures bear a fixed interest rate until December 19, 2008, when the rate begins to float on a quarterly basis based on the 3-month LIBOR plus 2.85%.
(3)	Assumed in connection with the acquisition of GNB Bancshares on October 1, 2004.
(4)	Issued to facilitate the acquisition of Gateway Holding Company on December 1, 2005.
(5)	Assumed in connection with the acquisition of Gateway Holding Company on December 1, 2005.
(6)	The debentures bore a fixed interest rate of 5.59% until June 26, 2002, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 3.60%; provided that prior to March 26, 2007, the rate will not exceed 11.00%.

Each of the trusts are statutory business trusts organized for the sole purpose of issuing trust securities and investing the proceeds in our junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of the Company’s

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

present and future senior indebtedness. The Company has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by each respective trust to the extent not paid or made by each trust, provided such trust has funds available for such obligations.

Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on any issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.

NOTE O—INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

	2005	2004
	(Dollars in thousands)
Deferred tax assets:
Unrealized loss on available-for-sale securities	$2,085	$375
Provision for loan losses	3,088	1,917
Deferred compensation	825	703
Other taxable temporary differences	—	179

Total deferred tax assets	5,998	3,174

Deferred tax liabilities:
Depreciation and amortization differences	(2,392)	(2,141)
Accrued mortgage servicing rights income	(1,707)	(1,597)
Lease financing receivables	(2,315)	(1,630)
Assets marked to fair value	(2,557)	(406)
Federal Home Loan Bank stock dividends	(475)	(335)
Other taxable temporary differences	(426)	—

Net deferred tax liabilities	(9,872)	(6,109)

Net deferred tax liability	$(3,874)	$(2,935)

The net deferred liability at December 31, 2005 and 2004 is included in other liabilities on the Company’s consolidated balance sheets.

The reconciliation between the Company’s effective income tax rate and the statutory federal income tax rate is as follows at December 31:

	2005	2004	2003
Statutory federal income tax rate	35.00%	35.00%	34.00%
Tax-exempt interest	(2.60)	(2.38)	(3.73)
Tax-exempt earnings on life insurance	(1.06)	(1.50)	(1.81)
Other	2.17	0.58	(1.91)

Effective income tax rate	33.51%	31.70%	26.55%

The Company has loss carry forwards totaling approximately $152,000 that may be offset against future taxable income. If not used, the carry forwards will expire in 2006 and 2007.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Commitments to extend credit totaled $222.6 million and $158.5 million at December 31, 2005 and 2004, respectively, which included $4.6 million and $4.5 million of outstanding standby letters of credit, respectively. At December 31, 2005, the standby letters of credit had a weighted average term of approximately one year. The Company does not anticipate any material losses as a result of these commitments.

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

The Company has instituted a self-insurance program for employees’ major medical coverages. Claims under the self-insurance program are insured for amounts greater than $70,000 per employee. The aggregate annual self-insurance amount varies based on participant levels and was limited to approximately $1.9 million and $1.6 million as of December 31, 2005 and 2004, respectively. Claims are accrued as incurred and the total expense under the program was $1.8 million, $1.0 million, and $825,000 for 2005, 2004 and 2003, respectively.

NOTE Q—BENEFIT PLANS

Stock Option Plans and Agreements

The Company has nonqualified common stock option agreements with two executive officers (one of which is also a director). Options granted under the agreements have a ten year term and vest and become exercisable at 20% each year for five years. The exercise price of the options granted under the agreements will be the market value at the date of grant. No options were granted, exercised, forfeited, or expired under these agreements during 2005 or 2004.

During 1998, the Board of Directors adopted the Texas United Bancshares, Inc. 1998 Incentive Stock Option Plan (the “1998 Plan”). Under the 1998 Plan, 337,500 shares of common stock are reserved for qualified incentive stock options, of which 31 shares are available for future grants at December 31, 2005. Options granted

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the 1998 Plan have a maximum term of ten years and become exercisable under the terms of the respective option agreements. The exercise price of the options granted under the 1998 Plan may not be less than the fair market value of the shares on the date the option is granted, unless a person owns 10% or more of the common stock of the Company, in which case it may not be less than 110% of the fair market value of the shares on the date of grant.

In September 2004, the Board of Directors and shareholders of the Company adopted the Texas United Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”). Under the 2004 Plan, 250,000 shares of common stock are reserved for issuance upon the exercise of incentive stock options and nonqualified stock options granted under the 2004 Plan or upon the grant of restricted stock awards under the 2004 Plan. As of December 31, 2005, there were 67,800 stock options and 22,255 shares of restricted stock granted under the 2004 Plan. As of December 31, 2005, 182,200 shares were available for future grants. Options granted under the 2004 Plan have a maximum term of ten years. The exercise price of any incentive stock options granted under the 2004 Plan may not be less than fair market value of the shares of common stock on the date the option is granted, unless a person owns 10% or more of the common stock of the Company, in which case it may not be less than 110% of the fair market value of the shares on the date of grant.

On December 1, 2005, the Company acquired Gateway Holding Company. The options to purchase shares of Gateway Holding Company common stock outstanding at the effective time of the transaction were converted into options to purchase a total of 160,867 shares of the Company’s common stock at exercise prices ranging from $4.64 to $6.73 per share. The converted options are governed by the original plan under which they were issued. A total of 160,867 options under the assumed plan were outstanding as of December 31, 2005.

A summary of the Company’s stock option activity and related information follows (in thousands, except per share amounts):

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	277,198	$7.17	287,589	$6.35	328,114	$6.44
Granted	67,800	18.28	15,300	17.61	3,375	12.89
Granted—Gateway converted options	160,867	5.17	—	—	—	—
Exercised	(50,325)	5.83	(25,691)	5.93	(42,400)	6.26
Forfeited	(2,000)	17.19	—	—	(1,500)	12.66

Outstanding at end of year	453,540	8.23	277,198	7.17	287,589	6.51

Exercisable at end of year	375,081	$6.16	255,940	$6.42	270,713	$6.15

The following table summarizes the weighted average fair value and exercise price per share of options granted during the years ended December 31:

	2005		2004		2003
	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Exercise Price
Exercise price exceeds market price at date of grant	$—	$—	$—	$—	$5.21	$12.89
Exercise price equals market price at date of grant	7.51	18.28	7.99	17.61	—	—
Exercise price is below market price at date of grant	13.73	5.17	—	—	—	—

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
		(In years)
$ 3.33 – $ 5.00	50,625	0.89	$3.85	50,625	$3.85
$ 5.01 – $ 5.50	160,867	4.59	5.17	160,867	5.17
$ 5.73 – $ 8.00	120,475	2.70	6.13	120,475	6.13
$10.60 – $12.66	35,825	5.73	11.66	35,450	11.66
$13.63 – $18.00	56,850	9.08	17.69	5,266	16.53
$18.01 – $21.00	28,898	9.14	$18.80	2,398	$18.26

	453,540			375,081

The fair value of the options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected life	3 years	10 years	10 years
Interest rate	4.38%	3.34%	2.23%
Volatility	24.19%	40.00%	40.00%
Dividend yield	1.73%	1.60%	2.29%

Stock Appreciation Rights Agreements

The terms of stock appreciation rights agreements (“Agreements”) grant certain key employees, directors, and advisors of the Company rights to the appreciation in the fair value (as defined in the Agreements) of a stated number of shares of common stock of the Company. The rights become fully vested and are exercisable under the terms of the respective Agreements. The appreciation is payable in whole shares of Company stock valued at fair market value on the date of exercise or at the sole discretion of the Company, solely in cash or a combination of cash and stock. The Agreements terminate on the earliest of: a) ten years from the date of grant, b) the date the employee terminates employment with the Company, if the Company requests the employee’s resignation, c) ninety days after the employee terminates employment with the Company, when termination is the employee’s decision, or d) the date one year after the employee’s death or disability. The number of rights issued under the Agreements as of December 31, 2005, 2004 and 2003 were 86,937, 67,512 and 70,012, respectively. Operations are charged or credited for the aggregate appreciation or depreciation of the rights. During 2005, 2004 and 2003, the Company expensed ($45,000), $224,000 and $229,000, respectively, related to the agreements.

401(k) Profit Sharing Plan

The Company has a 401(k) Profit Sharing Plan (the “Plan”) that covers substantially all of its employees and the employees of its subsidiary banks. Employees contribute to the Plans through payroll deductions. The Company may match participant contributions at a rate determined annually by the Boards of Directors. Additionally, the Company may make a discretionary contribution as determined by the Boards of Directors. Total contributions accrued or paid for the years ended December 31, 2005, 2004 and 2003 were approximately $504,000, $705,000 and $453,000, respectively.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

All plans have been informally funded by insurance policies that are fully funded. The earnings of the insurance policies exceeded compensation charges by approximately $559,000, $142,000 and $88,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

GNB has a supplemental employee retirement plan (“SERP”) for certain officers of GNB. The SERP is partially funded through life insurance policies on the respective employees. The recorded obligations at December 31, 2005 and 2004 was $399,000 and $306,000, respectively.

Incentive Compensation Plans

State Bank has adopted incentive compensation plans that cover all officers and employees that were employees of State Bank for the entire plan year. The Board of Directors sets a target incentive compensation amount based on the Company’s budget for that year. If the Company meets the target budget, the Board in its sole discretion, can establish a bonus pool to be paid to such employees. Total compensation accrued was $226,000, $715,000 and $725,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Resignation Settlement Agreement

In connection with the acquisition of the Bryan-College Station Financial Holding Company, the Company assumed a liability related to a settlement agreement with a former executive officer of Bryan-College Station. The settlement agreement calls for lifetime monthly payments of approximately $6,000. A liability of approximately $415,000 and $450,000 was accrued as of December 31, 2005 and 2004, respectively. This liability is recorded in other liabilities on the accompanying balance sheets and has been determined based on actuarial assumptions.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE R—REGULATORY MATTERS

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of the Company’s and the banks’ assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company and its subsidiary banks met all capital adequacy requirements to which they are subject.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The most recent notification from the Federal Deposit Insurance Corporation with respect to State Bank, and the Office of the Comptroller of Currency with respect to GNB and Gateway, categorized each such bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the banks’ category. The Company’s and the banks’ actual capital amounts and ratios are also presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2005:
Total Capital (to risk-weighted assets)
Company	$115,614	10.45%	$88,508	8.00%	$	N/A	N/A	%
State Bank	75,989	10.10	60,189	8.00		75,237	10.00
GNB	21,839	10.66	16,389	8.00		20,487	10.00
Gateway	17,121	10.99	12,463	8.00		15,579	10.00
Tier 1 Capital (to risk-weighted assets)
Company	106,023	9.59	44,222	4.00		N/A	N/A
State Bank	69,994	9.30	30,105	4.00		45,157	6.00
GNB	20,039	9.78	8,196	4.00		12,294	6.00
Gateway	15,325	9.84	6,230	4.00		9,345	6.00
Tier 1 Capital—Leverage (to average assets)
Company	106,023	8.29	51,157	4.00		N/A	N/A
State Bank	69,994	7.07	39,601	4.00		49,501	5.00
GNB	20,039	8.79	9,119	4.00		11,399	5.00
Gateway	15,325	7.83	7,829	4.00		9,786	5.00

As of December 31, 2004:
Total Capital (to risk-weighted assets)
Company	$83,299	11.31%	$58,907	8.00%	$	N/A	N/A	%
State Bank	57,411	10.39	44,194	8.00		55,243	10.00
GNB	23,182	12.69	14,620	8.00		18,275	10.00
Tier 1 Capital (to risk-weighted assets)
Company	76,614	10.40	29,454	4.00		N/A	N/A
State Bank	52,639	9.53	22,097	4.00		33,146	6.00
GNB	21,269	11.64	7,310	4.00		10,965	6.00
Tier 1 Capital—Leverage (to average assets)
Company	76,614	7.08	43,291	4.00		N/A	N/A
State Bank	52,639	6.25	33,713	4.00		42,141	5.00
GNB	21,269	10.70	7,948	4.00		9,935	5.00

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE S—SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

	2005	2004	2003
	(Dollars in thousands)
Cash paid during the years ended December 31 for:

Interest	$22,012	$12,331	$10,703
Income taxes	5,765	2,247	1,725
Noncash operating, investing and financing activities:
Dividends payable included in other liabilities	776	573	302
Common stock issued in connection with business acquisitions	25,654	26,637	—
Real estate acquired in satisfaction of loans	3,035	1,904	273

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

Loans Held for Sale

For homogeneous categories of loans, such as mortgage loans held for sale, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

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

Deposits

The fair value of demand deposits, such as noninterest-bearing demand deposits and interest-bearing transaction accounts such as savings, NOW and money market accounts are equal to the amount payable on demand as of December 31, 2005 and 2004 (i.e., their carrying amounts).

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 31:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$95,386	$95,386	$40,767	$40,767
Securities available-for-sale	243,011	243,011	301,631	301,631
Securities held-to-maturity	26,163	26,219	—	—
Loans held for sale	17,537	17,537	26,979	26,979
Loans, net	1,004,709	1,033,831	659,884	650,991

Financial liabilities:
Deposits:
Noninterest-bearing demand deposits	$317,723	$317,723	$187,454	$187,454
Interest-bearing deposits (NOW’s, savings, and money markets)	461,889	461,992	403,564	403,564
Time deposits (certificates of deposit and IRA’s)	341,810	338,467	289,057	292,672
Federal funds purchased	21,901	21,901	15,125	15,125
Borrowings	205,755	204,824	105,940	106,200
Securities sold under repurchase agreements	7,120	7,120	6,291	6,291
Junior subordinated deferrable interest debentures	37,624	38,015	17,520	20,015

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE U—EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share (“EPS”) and the weighted average number of shares of dilutive potential common stock at December 31 (in thousands, except per share amounts):

	2005	2004	2003
Net earnings available to common shareholders used in basic and diluted EPS	$10,736	$6,050	$5,241

Number of weighted average shares:
Weighted average common shares used in basic EPS	7,930	5,264	3,984
Effect of dilutive securities, stock options	254	178	167

Weighted average common and potentially dilutive common shares used in diluted EPS	8,184	5,442	4,151

NOTE V—COMPREHENSIVE LOSS

The Company’s other comprehensive loss consists of net unrealized gains or losses on securities. Other comprehensive loss and its tax effects were as follows for the years ended December 31:

2005	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Unrealized losses on securities:
Unrealized holding losses arising during period	$(4,720)	$1,652	$(3,068)
Less: reclassification adjustment for losses included in net earnings	(169)	59	(110)

Other comprehensive loss	$(4,889)	$1,711	$(3,178)

2004
Unrealized losses on securities:
Unrealized holding losses arising during period	$(859)	$292	$(567)
Plus: reclassification adjustment for gains included in net earnings	114	(39)	75

Other comprehensive loss	$(745)	$253	$(492)

2003
Unrealized losses on securities:
Holding losses arising during period	$(4,096)	$1,393	$(2,703)
Plus: reclassification adjustment for gains included in net earnings	1,294	(440)	854

Other comprehensive loss	$(2,802)	$953	$(1,849)

NOTE W—SEGMENT INFORMATION

The Company reports its financial position and the results of operations on a consolidated basis. Beginning in 2004, the Company had two reportable operating segments; commercial banking and mortgage banking (a division of State Bank). In 2004, CHL was 100% owned and operated as a subsidiary of State Bank. In the second quarter of 2005, CHL was restructured and currently operates as part of the mortgage banking division of State Bank. The commercial banking and the mortgage banking segments are managed separately because each business requires distinct marketing strategies and each offers different products and services.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized below is the financial information by operating segment for the years ended December 31, 2005 and 2004:

	For the Years Ended December 31,
	2005			2004
	Commercial Banking	Mortgage Banking	Consolidated	Commercial Banking	Mortgage Banking	Consolidated
	(Dollars in thousands)

Net interest income	$42,242	$10,724	$52,966	$26,818	$5,868	$32,686
Noninterest income	12,222	12,440	24,662	9,854	9,229	19,083

Total income	54,464	23,164	77,628	36,672	15,097	51,769
Provision for loan losses	3,838	—	3,838	1,850	—	1,850
Noninterest expense	40,962	16,678	57,640	30,793	10,268	41,061

Earnings before income taxes	9,664	6,486	16,150	4,029	4,829	8,858
Provision for income taxes	3,209	2,205	5,414	1,166	1,642	2,808

Net earnings	$6,455	$4,281	$10,736	$2,863	$3,187	$6,050

Total assets as of December 31	$1,392,091	$160,368	$1,552,459	$1,053,641	$87,725	$1,141,366

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE X—PARENT-ONLY FINANCIAL STATEMENTS

Texas United Bancshares, Inc.

(Parent Only)

BALANCE SHEETS

	December 31,
	2005	2004
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$7,586	$1,769
Core deposit premium	202	290
Goodwill	2,531	2,531
Investment in subsidiaries	172,140	116,808
Other assets	3,193	4,608

Total assets	$185,652	$126,006

LIABILITIES AND SHAREHOLDERS’ EQUITY
Dividends payable	$776	$573
Junior subordinated deferrable interest debentures	37,624	17,520
Borrowings	2,500	500
Other liabilities	6,839	2,601

Total liabilities	47,739	21,194
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock	—	—
Common stock	9,210	7,802
Additional paid-in capital	102,682	75,935
Retained earnings	30,045	21,921
Accumulated other comprehensive loss	(3,907)	(729)
Treasury stock, at cost	(117)	(117)

Total liabilities and shareholders’ equity	$185,652	$126,006

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Texas United Bancshares, Inc.

(Parent Only)

STATEMENTS OF EARNINGS

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Income	$—	$—	$—
Costs and expenses:
Interest expense	(1,863)	(1,320)	(1,020)
General and administrative	(721)	(990)	(843)

Total expenses	(2,584)	(2,310)	(1,863)
Other income	77	64	102

Loss before income taxes and equity in net earnings of subsidiaries	(2,507)	(2,246)	(1,761)
Current income tax benefit	878	696	721

Loss before equity in net earnings of subsidiaries	(1,629)	(1,550)	(1,040)
Equity in net earnings of subsidiaries	12,365	7,600	6,281

Net earnings	$10,736	$6,050	$5,241

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Texas United Bancshares, Inc.

(Parent Only)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$10,736	$6,050	$5,241
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Earnings of subsidiaries	(12,365)	(7,600)	(6,281)
Amortization	105	103	126
Changes in assets and liabilities:
Other assets	1,444	(194)	96
Other liabilities	597	591	184

Net cash provided by (used in) operating activities	517	(1,050)	(634)
Cash flows from investing activities:
Dividend from subsidiaries	—	—	6,000
Capital contribution to subsidiaries	(8,000)	(13,000)	(3,947)
Net cash paid for Gateway Holding Company	(11,186)	—	—
Other	(149)	28	—

Net cash provided by (used in) investing activities	(19,335)	(12,972)	2,053
Cash flows from financing activities:
Net proceeds from issuance of common stock upon exercise of employee stock options	292	152	265
Borrowings, net of repayments	2,000	(2,250)	(2,560)
Payment of subordinated notes and debentures	—	—	(3,241)
Net proceeds from public offering	—	36,029	—
Cash portion of consideration paid to GNB Bancshares shareholders	—	(18,400)	—
Cash portion of consideration paid to Gateway Holding Company shareholders	4,455	—	—
Payments of dividends	(2,612)	(1,280)	(1,077)
Proceeds from issuance of junior subordinated debentures, net	15,500	—	5,000
Capital reduction of GNB Financial, n.a.	5,000	—	—
Other	—	846	—

Net cash provided by (used in) financing activities	24,635	15,097	(1,613)

Net increase (decrease) in cash and cash equivalents	5,817	1,075	(194)
Cash and cash equivalents at beginning of year	1,769	694	888

Cash and cash equivalents at end of year	$7,586	$1,769	$694

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Statement of Cash Flow Information:

	2005	2004	2003
	(Dollars in thousands)
Cash paid during the years ended December 31 for:

Interest	$1,781	$1,260	$1,101
Income taxes	5,765	2,247	1,725
Noncash operating, investing and financing activities:
Dividends payable included in other liabilities	776	573	302
Common stock issued in connection with business acquisitions	25,654	26,637	—

EXHIBIT INDEX

Exhibit Number(1)	Description of Exhibit

2.1	Agreement and Plan of Reorganization, dated as of November 22, 2005, by and between Texas United and Northwest Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to Texas United’s Current Report on Form 8-K filed November 23, 2005)

2.2	Agreement and Plan of Reorganization dated as of October 26, 2005, by and between Texas United and The Express Bank of Texas (incorporated herein by reference to Exhibit 2.1 to Texas United’s Current Report on Form 8-K filed October 31, 2005)

2.3	Agreement and Plan of Reorganization, dated as of May 2, 2005, by and between Texas United and Gateway Holding Company, Inc. (incorporated herein by reference to Texas United’s Current Report on Form 8-K filed May 3, 2005)

2.4

Amended and Restated Agreement and Plan of Merger, dated as of April 29, 2004, by and between

Texas United and GNB Bancshares, Inc. (incorporated herein by reference to Exhibit 2.2 to

Texas United’s Registration Statement on Form S-1 (Registration No. 333-116542)).

2.5	Agreement and Plan of Reorganization between Texas United and The Bryan-College Station Financial Holding Company, as amended, dated November 5, 2001 (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (Registration No. 333-84644) (the “Registration Statement”))

3.1	Amended and Restated Articles of Incorporation of Texas United (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (Registration No. 333-124055))

3.2	Amended and Restated Bylaws of Texas United, as amended and restated (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (on Registration No. 333-116542))

4.1	Specimen certificate representing shares of Texas United common stock (incorporated herein by reference to Exhibit 4.1 to the Registration Statement)

10.1†	Texas United Bancshares, Inc. 1998 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement)

10.2†	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Registration Statement)

10.3†	Texas United Bancshares, Inc. Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement)

10.4†	Form of Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.4 to the Registration Statement)

10.5†	Form of Executive Deferred Compensation Agreement (incorporated herein by reference to Exhibit 10.5 to the Registration Statement)

10.6†	Texas United Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116542))

10.7†	Form of Employment Agreement between the Company and Riley C. Peveto (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (Registration No. 333-117556)

10.8†	Employment Agreement between Texas United and L. Don Stricklin dated as of January 30, 2006 (incorporated herein by reference to Texas United’s Current Report on Form 8-K filed on February 3, 2006)

Exhibit Number(1)	Description of Exhibit

10.9†	Texas United Bancshares, Inc. Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to Texas United’s annual report on Form 10-K for the fiscal year ended December 31, 2004)

21.1*	Subsidiaries of Texas United

23.1*	Consent of BKD, LLP, independent registered public accounting firm of Texas United

23.2*	Consent of Grant Thornton LLP, former independent registered public accounting firm of Texas United

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Texas United has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K, Texas United hereby agrees to furnish a copy of such agreements to the Commission upon request.

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.