Form 10-Q
period 2006-03-31
TEXAS UNITED BANCSHARES INC
filed 2006-05-11
CIK 1169238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-49928

TEXAS UNITED BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas	75-2768656
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

109 N. Main Street

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of Exchange Act. (Check one):

Large accelerated filer:  ☐    Accelerated filer:  ☒    Non-accelerated filer:  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒.

As of April 30, 2006, the number of outstanding shares of Common Stock, par value $1.00 per share, was 10,618,642.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

Cash and due from banks	$51,874	$61,766
Federal funds sold and other temporary investments	33,091	33,620

Total cash and cash equivalents	84,965	95,386
Securities available-for-sale, at fair value	256,549	243,011
Securities held-to-maturity, at cost	25,588	26,163
Loans, net	1,072,825	1,004,709
Loans held for sale	14,264	17,537
Premises and equipment, net	57,638	53,610
Accrued interest receivable	7,751	7,433
Goodwill	68,557	63,396
Core deposit intangibles	9,185	8,847
Mortgage servicing rights	4,936	4,878
Other assets	28,145	27,489

Total assets	$1,630,403	$1,552,459

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits
Noninterest-bearing	$330,422	$317,723
Interest-bearing	874,526	803,699

Total deposits	1,204,948	1,121,422
Securities sold under repurchase agreements	8,196	7,120
Federal funds purchased	10,000	21,901
Junior subordinated deferrable interest debentures	49,996	37,624
Borrowings	194,271	205,755
Other liabilities	16,771	20,724

Total liabilities	1,484,182	1,414,546
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 500,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 20,000,000 authorized; 9,586,783 shares issued and 9,580,688 outstanding as of March 31, 2006 and 9,210,171 shares issued and 9,204,076 outstanding as of December 31, 2005	9,586	9,210
Additional paid-in-capital	108,149	102,682
Retained earnings	33,075	30,045
Accumulated other comprehensive loss	(4,472)	(3,907)
Less common stock held in treasury, at cost	(117)	(117)

Total shareholders’ equity	146,221	137,913

Total liabilities and shareholders’ equity	$1,630,403	$1,552,459

See accompanying notes to condensed consolidated financial statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Interest income:
Loans	$21,935	$13,659
Investment securities - taxable	2,432	2,767
Investment securities - tax-exempt	372	97
Federal funds sold and other temporary investments	301	8

Total interest income	25,040	16,531
Interest expense:
Deposits	5,437	3,077
Federal funds purchased	102	176
Borrowings	2,245	809
Securities sold under repurchase agreements	39	20
Junior subordinated deferrable interest debentures	759	390

Total interest expense	8,582	4,472

Net interest income	16,458	12,059
Provision for loan losses	560	722

Net interest income after provision for loan losses	15,898	11,337
Noninterest income:
Service charges on deposit accounts	2,536	1,834
Mortgage servicing revenue	226	296
Net gain (loss) on sales of securities	2	(38)
Net gain on sales of mortgage loans	1,732	2,590
Other operating income	2,253	1,615

Total noninterest income	6,749	6,297
Noninterest expense:
Employee compensation and benefits	10,217	7,061
Occupancy expense	2,410	1,805
Other operating expenses	4,458	4,573

Total noninterest expense	17,085	13,439

Earnings before income taxes	5,562	4,195
Provision for income taxes	1,762	1,393

Net earnings	$3,800	$2,802

Earnings per common share:
Basic	$0.40	$0.36
Diluted	$0.40	$0.35

Weighted average shares outstanding:
Basic	9,447	7,798
Diluted	9,583	7,968

Dividends per common share	$0.08	$0.08

See accompanying notes to condensed consolidated financial statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005

Net earnings	$3,800	$2,802

Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on investment securities arising during the period	(564)	(2,888)
Less: reclassification adjustment for (losses) gains included in net income	1	(25)

Other comprehensive (loss) income	(565)	(2,863)

Total comprehensive income (loss)	$3,235	$(61)

See accompanying notes to condensed consolidated financial statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Year Ended December 31, 2005 and

Three Months Ended March 31, 2006

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock At Cost	Total
	Shares	At Par

Balance at December 31, 2004	7,802,467	$7,802	$75,935	$21,921	$(729)	$(117)	$104,812
Net earnings	—	—	—	10,736	—	—	10,736
Net change in unrealized loss on available for sale securities	—	—	—	—	(3,178)	—	(3,178)

Total comprehensive income							7,558
Issuance of common stock in connection with the Gateway acquisition	1,357,379	1,357	24,297	—	—	—	25,654
Stock options issued upon conversion of Gateway stock options	—	—	2,209	—	—	—	2,209
Sale of common stock upon exercise of stock options	50,325	51	241	—	—	—	292
Dividends ($0.32 per share)	—	—	—	(2,612)	—	—	(2,612)

Balance at December 31, 2005	9,210,171	$9,210	$102,682	$30,045	$(3,907)	$(117)	$137,913

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock At Cost	Total
	Shares	At Par

Balance at January 1, 2006	9,210,171	$9,210	$102,682	$30,045	$(3,907)	$(117)	$137,913
Net earnings	—	—	—	3,800	—	—	3,800
Net change in unrealized loss on available for sale securities	—	—	—	—	(565)	—	(565)

Total comprehensive income							3,235
Issuance of common stock in connection with The Express Bank of Texas acquisition	248,317	248	4,327	—	—	—	4,575
Issuance of common stock upon exercise of stock options	124,238	124	1,030	—	—	—	1,154
Compensation expense related to stock grants	4,057	4	72	—	—	—	76
Stock option compensation expense	—	—	38	—	—	—	38
Dividends ($0.08 per share)	—	—	—	(770)	—	—	(770)

Balance at March 31, 2006	9,586,783	$9,586	$108,149	$33,075	$(4,472)	$(117)	$146,221

See accompanying notes to condensed consolidated financial statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$3,800	$2,802
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Provision for loan losses	560	722
Depreciation and amortization	1,307	1,106
Gain on sale of premises, equipment, and other real estate	(472)	(18)
Gain on sale of loans	(1,732)	(2,590)
Share-based compensation	114	—
Realized (gain) loss on sale of available-for-sale securities, net	(2)	38
Amortization of premium, net of accretion of discounts on securities	237	315
Changes in assets and liabilities, net of effects resulting from acquisitions:
Loans held for sale	5,005	(2,340)
Other assets	(614)	(4,601)
Other liabilities	(3,796)	(188)

Net cash provided by (used in) operating activities	4,407	(4,754)
Cash flows from investing activities:
Purchases of available-for-sale securities, net of effects resulting from acquisitions	(22,328)	(25,157)
Proceeds from sales, maturities and principal paydowns of securities held-to-maturity	1,628	—
Proceeds from sales, maturities and principal paydowns of securities available-for-sale	7,692	18,584
Net change in loans, net of effects resulting from acquisitions	(50,140)	(32,848)
Proceeds from sales of premises, equipment, loans, and other real estate	—	5,144
Net cash and cash equivalents received from The Express Bank of Texas acquisition	12,189	—
Purchases of premises, equipment and other real estate, net of effects resulting from acquisitions	(162)	(1,216)

Net cash used in investing activities	(51,121)	(35,493)
Cash flows from financing activities:
Net change in:
Deposits	45,846	231
Other borrowings	(11,484)	1,653
Federal funds purchased	(11,901)	38,700
Securities sold under repurchase agreements	1,076	(1,048)
Net proceeds from issuance of junior subordinated deferrable interest debentures	12,372	—
Net proceeds from issuance of common stock upon exercise of employee stock options	590	50
Excess tax deductions on the exercise of employee stock options	564	—
Dividends paid	(770)	(537)

Net cash provided by financing activities	36,293	39,049

Net decrease in cash and cash equivalents	(10,421)	(1,198)
Cash and cash equivalents at beginning of period	95,386	40,767

Cash and cash equivalents at end of period	$84,965	$39,569

See accompanying notes to condensed consolidated financial statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Texas United Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries, Texas United Nevada, LLC (“TUN”), State Bank (“State”), GNB Financial, n.a. (“GNB”) and Gateway National Bank (“Gateway”). All material intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements of the Company.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at March 31, 2006, the Company’s consolidated results of operations for the three months ended March 31, 2006 and 2005, respectively, consolidated cash flows for the three months ended March 31, 2006 and 2005, and consolidated changes in shareholders’ equity for the three months ended March 31, 2006. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2005 year-end consolidated balance sheet and statement of changes in shareholders’ equity data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not affect earnings.

These financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2005 appearing in the Company’s Annual Report on Form 10-K.

2. STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) (“SFAS 123(R)”), Share-Based Payment, which revises Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires the Company to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation awards using the intrinsic value method of APB Opinion 25. Accordingly, the Company did not recognize compensation expense in the statement of earnings for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by SFAS 123, the Company also provided certain pro forma disclosures for stock-based awards as if the fair-value-based approach of SFAS 123 had been applied.

The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore did not restate its financial results for prior periods. Under this transition method, the Company will apply the provisions of SFAS 123(R) to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, the Company will recognize compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of January 1, 2006, and as the remaining service is rendered. The compensation cost the Company will record for these awards will be based on the grant date fair value as calculated for the pro forma disclosures required by SFAS 123.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s pre-tax compensation cost for stock-based employee compensation was $38,000 ($25,000 after tax effects) for the three months ended March 31, 2006. As a result of the adoption of SFAS 123(R), the Company’s financial results were lower than under its previous accounting method for share-based compensation by the following amounts:

For the Three Months Ended March 31, 2006
(In thousands, except per share data)

Earnings before income taxes	$38
Net earnings	25
Basic earnings per common share	$—
Diluted earnings per common share	—

Prior to the adoption of SFAS 123(R), to the extent that they would have existed, the Company would have presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the three months ended March 31, 2006, there was a tax benefit of approximately $564,000 as a result of the exercise of stock options.

The following table illustrates the effect on net earnings after tax and net earnings per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three-months ended March 31, 2005:

For the Three Months Ended March 31, 2005
(In thousands, except per share data)

Net earnings as reported	$2,802
Plus: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Less: Stock-based employee compensation expense determined under fair value-based method for awards granted, modified, or settled, net of related tax effects	13

Pro forma net earnings	$2,789

Earnings per share:
Basic - as reported	$0.36
Basic - pro forma	$0.36

Diluted - as reported	$0.35
Diluted - pro forma	$0.35

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options granted is estimated on the date of grant using the Black-Scholes-Merton option pricing model based on the assumptions in the table below:

	For the Three Months Ended March 31,
	2006	2005

Expected term	5 years	10 years
Risk-free interest rate	4.44%	4.29%
Volatility	24.00%	40.00%
Dividend yield	1.63%	1.79%

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate was based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Company’s common stock since the Company became publicly traded. The historical period over which volatility was calculated does not correspond to the expected term of the options as the Company feels that the volatility since becoming public is more representative of the expected future volatility. The dividend yield is based on the projected dividends to be paid in future periods and the expected stock price in those periods using the volatility factor noted above.

Share-Based Payment Plans and Agreements

The Company has nonqualified common stock option agreements (“executive agreements”) with two executive officers (one of whom is also a director). The options were granted under the executive agreements in 1996 and 1997 and each grant has a ten year term and both vest and become exercisable at 20% each year for five years. The exercise price of the options granted under the executive agreements will be the market value at the date of grant. Under these two executive agreements, no stock options were granted, 33,750 stock options were exercised, and no stock options were forfeited or expired during the three months ended March 31, 2006.

On July 28, 1998, the Board of Directors adopted the Texas United Bancshares, Inc. 1998 Incentive Stock Option Plan (the “1998 Plan”) which was approved by the Company’s shareholders on April 22, 1999. Under the 1998 Plan, 337,500 shares of common stock were reserved for qualified incentive stock options. As of March 31, 2006, 337,469 stock option shares have been previously granted and 31 shares are available for future grants. Options granted under the 1998 Plan have a maximum term of ten years and become exercisable under the terms of the respective option agreements. The exercise price of the options granted under the 1998 Plan may not be less than the fair market value of the shares on the date the option is granted, unless a person owns 10% or more of the common stock of the Company, in which case it may not be less than 110% of the fair market value of the shares on the date of grant. The 1998 Plan terminates 15 years from shareholder approval on April 22, 2014, after which no further shares will be granted under the plan.

On July 14, 2004, the Company’s Board of Directors adopted the Texas United Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”) which was approved by the Company’s shareholders on September 14, 2004. Under the 2004 Plan, 250,000 shares of common stock are reserved for issuance upon the exercise of incentive stock options and nonqualified stock options granted under the 2004 Plan or upon the grant of restricted stock awards under the 2004 Plan. As of March 31, 2006, there were 88,300 stock options and 57,105 shares of restricted stock granted under the 2004 Plan. As of March 31, 2006, there were 104,595 shares available for future grants under the 2004 Plan. Options granted under the 2004 Plan have a maximum term of ten years. The exercise price of any incentive stock options granted under the 2004 Plan may not be less than fair market value of the shares of common stock on the date the option is granted, unless a person owns 10% or more of the common stock of the Company, in which case it may not be less than 110% of the fair market value of the shares on the date of grant. The 2004 Plan terminates 10 years from adoption by the Board of Directors on July 14, 2014, after which no further shares will be granted under the plan.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has granted nonvested shares (“restricted stock”) to certain employees under the 2004 Plan. The employees are not entitled to the shares until they vest, which is over a 3 to 5 year period. The shares granted do not have a cost to the employee and the only requirement of vesting is continued service to the Company. Compensation cost related to restricted stock is calculated based on the fair value of the shares at the date of grant. If the employee leaves the Company before the shares vest, the unvested shares are forfeited. The employee is entitled to receive dividends on and vote the shares prior to vesting. As of March 31, 2006, there were 57,105 shares of restricted stock outstanding, all of which were granted during the first quarter of 2006, with a weighted average grant date fair value of $18.95.

On December 1, 2005, the Company acquired Gateway Holding Company. The options to purchase shares of Gateway Holding Company common stock outstanding at the effective time of the transaction were converted into fully vested stock options to purchase a total of 160,867 shares of the Company’s common stock at exercise prices ranging from $4.64 to $6.73 per share. The converted options are governed by the original Gateway Plan under which they were issued. During the three months ended March 31, 2006, 86,613 stock options were exercised under the Gateway Plan and as of March 31, 2006, 74,254 stock options were outstanding under the Gateway Plan.

The following summarizes the Company’s stock option plans with shares available for grant at March 31, 2006:

	1998 Plan	2004 Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Plan termination date	April 22, 2014	July 14, 2014
Shares available for grant at March 31, 2006	31	104,595

Option grants under the executive agreements, the 1998 Plan and the 2004 Plan have contractual lives of ten years. Option grants under these plans vest based on the schedule specified in each grant agreement which range from 20% to 33% per year. Vesting occurs on each anniversary of the grant date commencing with the first anniversary. The Company recognizes compensation costs for these awards on a straight-line basis over the service period.

The following is a summary of the changes in outstanding options for the three months ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)

Outstanding at January 1, 2006	453,540	$8.23	4.62	$5,842
Granted	20,500	18.65	9.80	50
Exercised	(124,238)	4.74	3.35	(2,036)
Forfeited	(3,523)	16.07	6.61	(18)
Expired	—	—	—	—

Outstanding at March 31, 2006	346,279	$10.02	3.92	$3,840

Exercisable at March 31, 2006	253,555	$7.01	3.59	$3,575

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average grant-date fair value of share options granted during the three months ended March 31, 2006 was $4.64. The total intrinsic value of share options exercised during the three months ended March 31, 2006 was $2.0 million.

Other Information

As of March 31, 2006, the Company had $1.0 million of total unrecognized compensation cost related to nonvested awards granted under the Company’s share-based plan described above, which is expected to be recognized over a weighted-average period of 3.0 years.

The Company received cash from options exercised during the three months ended March 31, 2006 of $590,000. The impact of these cash receipts is included in financing activities in the accompanying condensed consolidated statements of cash flows. The tax benefit realized upon the exercise of employee stock options was $564,000.

Stock Appreciation Rights Agreements

The terms of stock appreciation rights agreements (“Agreements”) grant certain key employees, directors, and advisors of the Company rights to the appreciation in the fair value (as defined in the Agreements) of a stated number of shares of common stock of the Company. The rights become fully vested and are exercisable under the terms of the respective Agreements. Although the appreciation of the rights is payable in whole shares of the Company’s Common Stock valued at fair market value on the date of the exercise or in cash at the sole discretion of the Company, it is the intention of the Company’s Board of Directors that all stock appreciation rights will be paid in cash. The Agreements terminate on the earliest of: a) ten years from the date of grant, b) the date the employee terminates employment with the Company, if the Company requests the employee’s resignation, c) ninety days after the employee terminates employment with the Company, when termination is the employee’s decision, or d) the date one year after the employee’s death or disability. The number of rights issued under the Agreements as of March 31, 2006 and 2005 were 131,037 and 67,512, respectively. Operations are charged or credited for the aggregate appreciation or depreciation of the rights. During the three months ended March 31, 2006 and 2005, the Company expensed $189,000 and ($78,000), respectively, related to the agreements. The weighted average fair value of stock appreciation rights granted during the first quarter of 2006 was $18.65 per share.

3. EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net earnings available to common shareholders by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are computed using the treasury stock method. Potentially dilutive shares include outstanding stock options granted.

	For the Three Months Ended March 31,
	2006	2005
	(In thousands, except per share data)

Net earnings available to common shareholders used in basic and diluted EPS	$3,800	$2,802

Weighted average common shares used in basic EPS	9,447	7,798
Effect of dilutive securities:
Stock options	136	170

Weighted average common shares and potentially dilutive common shares used in diluted EPS	9,583	7,968

Basic EPS	$0.40	$0.36
Diluted EPS	$0.40	$0.35

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INTANGIBLE ASSETS

The gross carrying amount of intangible assets and accumulated amortization at March 31, 2006 is presented in the following table:

	Gross Carrying Amount	Accumulated Amortization and Impairment
	(In thousands)
Amortized intangible assets:
Mortgage servicing rights	$8,516	$(3,580)
Core deposit intangibles	$10,720	$1,535

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of March 31, 2006. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization for intangible assets:

	Mortgage Servicing Rights	Core Deposit Intangibles	Total
	(In thousands)

Three months ended March 31, 2006 (actual)	$168	$292	$460
Nine months ended December 31, 2006 (estimate)	556	932	1,488

Estimate for the years ended December 31,
2007	$556	$1,235	$1,791
2008	457	1,173	1,630
2009	412	1,147	1,559
2010	399	1,147	1,546
2011	362	1,147	1,509

5. NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company on January 1, 2007 and is not expected to have a significant impact on the Company’s financial statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The Company did not adopt SFAS 156 effective January 1, 2006 and did not elect to apply the fair value method for its separately recognized mortgage servicing rights with changes in fair value reflected in earnings for subsequent measurement.

6. OFF BALANCE SHEET CREDIT COMMITMENTS

In the normal course of business, the Company enters into various financial instruments, which, in accordance with accounting principles generally accepted in the United States of America, are not included in its consolidated balance sheet. These transactions are referred to as “off balance sheet commitments.” The Company enters into these financial instruments to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheet. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to extend credit totaled $235.3 million at March 31, 2006 and $222.6 million at December 31, 2005.

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $5.6 million at March 31, 2006 and $4.6 million at December 31, 2005. As of March 31, 2006 and December 31, 2005, no liability for the fair value of the Company’s potential obligations under these guarantees was recorded since the amount was deemed immaterial.

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

Summarized below is the financial information by operating segment for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31,
	2006			2005
	Commercial Banking	Mortgage Banking	Consolidated	Commercial Banking	Mortgage Banking	Consolidated
	(In thousands)

Net interest income	$13,111	$3,347	$16,458	$10,061	$1,998	$12,059
Noninterest income	4,050	2,699	6,749	4,024	2,273	6,297

Total income	17,161	6,046	23,207	14,085	4,271	18,356
Provision for loan losses	560	—	560	722	—	722
Noninterest expense	13,302	3,783	17,085	10,419	3,020	13,439

Earnings before income taxes	3,299	2,263	5,562	2,944	1,251	4,195
Provision for income taxes	970	792	1,762	968	425	1,393

Net earnings	$2,329	$1,471	$3,800	$1,976	$826	$2,802

Total assets	$1,465,125	$165,278	$1,630,403	$1,083,574	$96,592	$1,180,166

8. SUBSEQUENT EVENTS

On March 29, 2006, the Company formed TXUI Statutory Trust IV, a Delaware statutory trust (the “Trust”), and on March 31, 2006, the Trust issued 12,000 floating rate trust preferred securities (the “Trust Preferred Securities”) with an aggregate liquidation value of $12,000,000 to a third party in a private placement. The Trust simultaneously issued 372 common securities of the Trust to the Company with an aggregate liquidation value of $372,000, which constitutes all of the issued and outstanding common securities of the Trust. The Trust used the proceeds from the sale of the Trust Preferred Securities and the common securities to purchase $12,372,000 in junior subordinated deferrable interest notes due 2036 from the Company (the “Debentures”). A portion of the net proceeds to the Company from the sale of the Debentures to the Trust were used to fund the Company’s acquisition of Northwest Bancshares, Inc.

The Debentures accrue interest at a floating rate equal to the 3-month LIBOR plus 1.39% per annum. The quarterly distributions on Trust Preferred Securities and common securities will be paid at the same rate that interest is paid on the Debentures. The Debentures are subordinated to any other indebtedness of the Company that, by its terms, is not similarly subordinated. The Debentures mature on June 30, 2036, but are redeemable at the Company’s option at par plus accrued and unpaid interest on or after June 30, 2011, or at any time prior to such date upon certain events, such as a change in the regulatory capital treatment of the Trust Preferred Securities, the Trust being deemed an investment company or the occurrence of certain adverse tax events. If the Company redeems any amount of the Debentures, the Trust must redeem a like amount of the Trust Preferred Securities. The Company has guaranteed the payment of distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only in each case if and to the extent of funds held by the Trust.

On April 1, 2006, the Company completed the acquisition of Northwest Bancshares, Inc. and its wholly-owned bank subsidiary, Northwest Bank (“Northwest”), Roanoke, Texas. In connection with the acquisition, the Company issued approximately 984,906 shares of its common stock and paid approximately $12.4 million in cash to shareholders of Northwest in exchange for all of the outstanding shares of Northwest common stock. As of March 31, 2006, Northwest had five branch locations and had, on a consolidated basis, total assets of $132.5 million, total loans of $107.1 million, total deposits of $121.1 million and shareholders’ equity of $11.3 million. The Company intends to operate Northwest Bank as a separate banking subsidiary for a period of time following the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-looking Statements

Statements and financial discussion and analysis contained in the Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information about possible or assumed future results of the Company’s operations or performance. When we use any of the words “believe,” “expect,” “anticipate,” “estimate,” “continue,” “intend,” “may,” “will,” “should,” or similar expressions, we are making forward-looking statements. Many possible factors or events could affect the future financial results and performance of Texas United Bancshares, Inc. (the “Company”) and could cause those financial results or performance to differ materially from those expressed in the forward-looking statement. These possible events or factors include, without limitation:

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

Subsequent Events. On April 1, 2006, the Company completed the acquisition of Northwest Bancshares, Inc. and its wholly-owned bank subsidiary, Northwest Bank (“Northwest”), Roanoke, Texas. In connection with the acquisition, the Company issued approximately 984,906 shares of its common stock and paid approximately $12.4 million in cash to shareholders of Northwest in exchange for all of the outstanding shares of Northwest common stock. As of March 31, 2006, Northwest had five branch locations and had, on a consolidated basis, total assets of $132.5 million, total loans of $107.1 million, total deposits of $121.1 million and shareholders’ equity of $11.3 million. The Company intends to operate Northwest Bank as a separate banking subsidiary for a period of time following the acquisition.

On April 28, 2006, the Company’s Board of Directors approved a stock repurchase plan which authorizes the Company to acquire in the open market or in any privately negotiated transaction in accordance with applicable laws, rules and regulations, up to 500,000 shares of its common stock. This represented 4.7% of the total outstanding shares as of April 14, 2006. The repurchases may be made from time to time at the discretion of management of the Company at such time as repurchases are considered beneficial to the Company’s shareholders. The Company may utilize such repurchased shares for any purpose the Board of Directors of the Company deems advisable in compliance with applicable law.

The Company plans to close seven underperforming mortgage loan production offices in the second quarter of 2006. These offices were acquired as part of the Community Home Loan acquisition. Management anticipates a write-down of approximately $500,000 in goodwill previously recorded as part of the acquisition. This will be the only charge related to the closings. Management has determined such discontinued operations are not material to the condensed consolidated financial statements.

Recent Developments. On February 14, 2006, the Company completed the acquisition of the Express Bank of Texas (“Express”), Round Rock, Texas, through the merger of Express with and into State Bank. In connection with the acquisition, the Company issued approximately 248,317 shares of its common stock and paid approximately $4.7 million in cash to shareholders of Express in exchange for all of the outstanding shares of Express common stock. As of January 31, 2006, Express had two branch locations and had total assets of $42.2 million, total loans of $18.5 million, total deposits of $37.7 million and shareholders’ equity of $3.7 million. The shares of Company common stock issued in the merger were issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), provided by Section 4(2) thereof and Regulation D promulgated thereunder. The Company has agreed, within 180 days after the effective time of the merger, to file a shelf registration statement under the Securities Act registering the resale by the former shareholders of Express the shares of Company common stock received by them in the merger.

On March 29, 2006, the Company formed TXUI Statutory Trust IV, a Delaware statutory trust (the “Trust”), and on March 31, 2006, the Trust issued 12,000 floating rate trust preferred securities (the “Trust Preferred Securities”) with an aggregate liquidation value of $12,000,000 to a third party in a private placement. The Trust simultaneously issued 372 common securities of the Trust to the Company with an aggregate liquidation value of $372,000, which constitutes all of the issued and outstanding common securities of the Trust. The Trust used the proceeds from the sale of the Trust Preferred Securities and the common securities to purchase $12,372,000 in junior subordinated deferrable interest notes due 2036 from the Company (the “Debentures”). A portion of the net proceeds to the Company from the sale of the Debentures to the Trust were used to fund the Company’s acquisition of Northwest Bancshares, Inc.

The Debentures accrue interest at a floating rate equal to the 3-month LIBOR plus 1.39% per annum. The quarterly distributions on Trust Preferred Securities and common securities will be paid at the same rate that interest is paid on the Debentures. The Debentures are subordinated to any other indebtedness of the Company that, by its terms, is not similarly subordinated. The Debentures mature on June 30, 2036, but are redeemable at the Company’s option at par plus accrued and unpaid interest on or after June 30, 2011, or at any time prior to such date upon certain events, such as a change in the regulatory capital treatment of the Trust Preferred Securities, the Trust being deemed an investment company or the occurrence of certain adverse tax events. If the Company redeems any amount of the Debentures, the Trust must redeem a like amount of the Trust Preferred Securities. The Company has guaranteed the payment of distributions and payments on liquidation or redemption of the Trust Preferred Securities, but only in each case if and to the extent of funds held by the Trust.

General. The Company is the bank holding company for State Bank, a commercial bank headquartered in La Grange, Texas, GNB Financial, n.a., a commercial bank headquartered in Gainesville, Texas, Gateway National Bank, a commercial bank headquartered in Dallas, Texas, and Northwest Bank, a commercial bank headquartered in Roanoke, Texas (acquired on April 1, 2006). State Bank has twenty-five full service banking locations serving twelve counties within central and south central Texas, GNB Financial has seven full service banking centers located in Cooke, Denton and Ellis counties surrounding the Dallas-Ft. Worth metroplex, Gateway National Bank has six full service banking centers located in the Dallas metropolitan area, and Northwest Bank has five full service banking centers located in and around the Dallas-Fort Worth metroplex. In addition, State Bank operates ten mortgage loan production offices (“LPO’s”) and five limited services branches (“LSB’s”) located in Houston, San Antonio and Austin, Texas. These LSB’s have the capability to make lending decisions, in addition to obtaining loan applications. The Company provides a wide array of financial services to small and medium-sized businesses, including commercial loans and commercial mortgage loans, and loans to individuals, including 1-4 family residential mortgage loans and consumer loans.

Net earnings for the three months ended March 31, 2006 were $3.8 million, an increase of $1.0 million or 35.6% compared with $2.8 million for the same three months of 2005. Basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2006 were both $0.40, compared with $0.36 and $0.35, respectively for the same three months of 2005. The higher net earnings and diluted EPS for the three months ended March 31, 2006, compared with the same three months of 2005, were primarily due to organic growth, the Gateway National Bank and Express acquisitions and increases in the prime lending rate on existing and newly originated or acquired earning assets. Diluted EPS for the three months ended March 31, 2006, compared with the same three months of 2005, was largely impacted by the issuance of 248,317 shares of common stock in connection with the acquisition of Express and approximately 1,357,000 shares of common stock issued in connection with the acquisition of Gateway National Bank. Weighted average diluted shares outstanding for the three months ended March 31, 2006 were approximately 9,583,000 compared with 7,968,000 for the same three months of 2005. Total outstanding shares at March 31, 2006 were approximately 9,581,000 compared with 7,805,000 at March 31, 2005.

Total assets at March 31, 2006 were $1.630 billion, an increase of $77.9 million or 5.0% compared with $1.552 billion at December 31, 2005. The return on average assets for the first quarter ended March 31, 2006 was 0.98%, an increase of 21 basis points compared with 0.77% for the fourth quarter of 2005, and an increase of 1 basis point compared with 0.97% for the first quarter of 2005. Total investments (investment securities and Federal Funds sold and other temporary investments) at March 31, 2006 were $315.2 million, an increase of $12.4 million or 4.1% compared with total investments of $302.8 million at December 31, 2005. Total loans (including loans held for sale) at March 31, 2006 were $1.097 billion, an increase of $65.1 million or 6.3% compared with total loans (including loans held for sale) of $1.032 billion at December 31, 2005. Total deposits at March 31, 2006 were $1.205 billion, an increase of $83.5 million or 7.4% compared with total deposits of $1.121 billion at December 31, 2005. Borrowings at March 31, 2006 were $194.3 million, a decrease of $11.5 million or 5.6% compared with borrowings of $205.8 million at December 31, 2005.

Shareholders’ equity at March 31, 2006 was $146.2 million, an increase of $8.3 million or 6.0% compared with shareholders’ equity of $137.9 million at December 31, 2005. The increase was primarily the result of the acquisition of Express, net earnings for the first quarter of 2006 and the issuance of common stock upon exercise of employee stock options. The return on average equity for the first quarter ended March 31, 2006 was 10.74%, an increase of 187 basis points from 8.87% for the fourth quarter of 2005 and an increase of 8 basis points from 10.66% for the first quarter of 2005. The return on average tangible equity for the first quarter of 2006 was 23.24%, an increase of 549 basis points from 17.75% for the fourth quarter of 2005.

Critical Accounting Policies. The Company’s accounting policies are integral to understanding the results reported. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable losses incurred on loans. Loans are charged to the allowance when the loss actually occurs or when a determination is made that a probable loss has occurred on a specific loan. Recoveries are credited to the allowance at the time of recovery. Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is adequate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined to be adequate to absorb losses. Management’s judgment as to the level of probable losses on existing loans involves the consideration of current economic conditions and their estimated effects on specific borrowers; an evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond the Company’s control. Please refer to the subsequent discussion of “Allowance for Loan Losses” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional insight into management’s approach and methodology in estimating the allowance for loan losses.

Mortgage Servicing Rights: Mortgage servicing rights assets are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, loan loss experience, and costs to service, as well as discount rates that consider the risk involved. The Company historically has attempted to offset some of the mortgage servicing rights interest rate risk exposure by designating certain interest rate derivatives as fair value hedges. Effective March 31, 2006, management ceased all hedging activities related to mortgage servicing rights assets. Because the values of mortgage servicing rights are sensitive to changes in assumptions, the valuation of these assets are considered a critical accounting estimate. Please refer to Note 4 to the condensed consolidated financial statements above and discussion of “Noninterest Income” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional insight into management’s approach in estimating transfers and servicing of financial assets.

Stock-Based Compensation: On January 1, 2006, the Company changed its method of accounting for stock options in connection with the adoption of the provisions of SFAS No. 123 (R), “Share-based Payment (Revised 2004),” which eliminates the ability to account for stock-based compensation using the intrinsic value method of APB 25 and requires such transactions to be recognized in the statement of earnings based on their fair values at the date of grant. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore did not restate its financial results for prior periods. SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006 and requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes-Merton option-pricing model which requires the input of highly subjective assumptions. Please refer to Note 2 to the condensed consolidated financial statements for further information.

Net Interest Income. Net interest income, before the provision for loan losses, for the first quarter of 2006 was $16.5 million, an increase of $4.4 million or 36.5% compared with $12.1 million for the first quarter of 2005. The net interest margin for the first quarter of 2006 was 4.91%, an improvement of 4 basis points compared with 4.87% for the first quarter of 2005. The improvement in net interest income and the net interest margin for the first quarter of 2006, compared with the same quarter of 2005, was primarily due to increased yields on larger earning-asset volumes as a result of internal growth and the Gateway and Express acquisitions. This was partially offset by increased interest-bearing liability volumes as a result of year over year internal growth and acquisitions, coupled with increased interest rates paid on existing, acquired, and newly established funding sources.

Interest Income. Interest income from average earning assets for the first quarter ended March 31, 2006 was $25.0 million, an increase of $8.5 million or 51.5% compared with $16.5 million for the first quarter of 2005 and was primarily due to increased yields on larger earning asset volumes as a result of internal growth and acquisitions. Average earning assets for the first quarter ended March 31, 2006 were $1.359 billion, an increase of $354.0 million or 35.2% compared with average earning assets of $1.005 billion for the first quarter of 2005. The yield on average earning assets for the first quarter ended March 31, 2006 was 7.47%, an increase of 80 basis points compared with the yield on average earning assets of 6.67% for the first quarter of 2005. This was primarily the result of increased market interest rates on existing and newly established earning-assets.

Interest income from average total loans for the first quarter ended March 31, 2006 was $21.9 million, an increase of $8.3 million or 60.6% compared with $13.7 million for the first quarter of 2005. Average total loans for the first quarter ended March 31, 2006 were $1.055 billion, an increase of $355.1 million or 50.7% compared with average total loans of $699.8 million for the first quarter of 2005. The yield on average total loans for the first quarter ended March 31, 2006 was 8.43%, an increase of 51 basis points compared with the yield on average total loans of 7.92% for the first quarter of 2005 and was primarily due to increased market interest rates on existing, newly originated and acquired variable rate loans.

Interest income from average total investments for the first quarter ended March 31, 2006 was $3.1 million, an increase of $233,000 or 8.1% compared with $2.9 million for the first quarter of 2005. Average total investments for the first quarter ended March 31, 2006 were $303.7 million, a decrease of $1.1 million or 0.4% compared with average total investments of $304.8 million for the first quarter of 2005. The yield on average total investments for the first quarter ended March 31, 2006 was 4.15%, an increase of 33 basis points compared with the yield on average total investments of 3.82% for the first quarter of 2005.

Interest Expense. Interest expense from average interest-bearing liabilities for the first quarter ended March 31, 2006 was $8.6 million, an increase of $4.1 million or 91.9% compared with $4.5 million for the first quarter of 2005 and was primarily due to increased interest-bearing liability volumes as a result of year over year internal growth and the Gateway and Express acquisitions, coupled with increased market interest rates paid on existing, acquired, and newly established interest-bearing liabilities. Average interest-bearing liabilities for the first quarter ended March 31, 2006 were $1.113 billion, an increase of $267.0 million or 31.6% compared with average interest-bearing liabilities of $845.6 million for the first quarter of 2005. The cost of average interest-bearing liabilities for the first quarter ended March 31, 2006 was 3.13%, an increase of 99 basis points compared with the cost of average interest-bearing liabilities of 2.14% for the first quarter of 2005.

Interest expense from average interest-bearing deposits for the first quarter ended March 31, 2006 was $5.4 million, an increase of $2.4 million or 76.7% compared with $3.1 million for the first quarter of 2005. Average interest-bearing deposits for the first quarter ended March 31, 2006 were $855.1 million, an increase of $159.2 million or 22.9% compared with average interest-bearing deposits of $695.9 million for the first quarter of 2005. The interest rate paid on average interest-bearing deposits for the first quarter ended March 31, 2006 was 2.58%, an increase of 79 basis points compared with the interest rate paid on average interest-bearing deposits of 1.79% for the first quarter of 2005.

Interest expense from average total borrowings for the first quarter ended March 31, 2006 was $3.1 million, an increase of $1.8 million or 125.4% compared with $1.4 million for the first quarter of 2005. Average total borrowings for the first quarter ended March 31, 2006 were $257.4 million, an increase of $107.7 million or 72.0% compared with average total borrowings of $149.7 million for the first quarter of 2005. The interest rate paid on average total borrowings for the first quarter ended March 31, 2006 was 4.95%, an increase of 117 basis points compared with the interest rate paid for average total borrowings of 3.78% for the first quarter of 2005.

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

	For the Three Months Ended March 31,
	2006			2005
	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Total loans	$1,054,888	$21,935	8.43%	$699,763	$13,659	7.92%
Taxable securities	239,922	2,432	4.11	294,674	2,767	3.81
Tax-exempt securities	36,870	372	4.09	8,709	97	4.52
Federal funds sold	26,880	301	4.54	1,405	8	2.31

Total interest-earning assets	1,358,560	25,040	7.47	1,004,551	16,531	6.67
Less: allowance for loan losses	(9,902)			(6,845)

Total interest-earning assets, net of allowance	1,348,658			997,706
Noninterest-earning assets	225,884			160,166

Total assets	$1,574,542			$1,157,872

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$228,973	$888	1.57%	$239,929	$772	1.30%
Saving and money market accounts	269,070	1,422	2.14	159,844	474	1.20
Time deposits	357,098	3,127	3.55	296,132	1,831	2.51
Federal funds purchased	7,866	102	5.26	21,600	176	3.30
Junior subordinated deferrable interest debentures	41,748	759	7.37	17,520	390	9.03
Repurchase agreements	6,444	39	2.45	5,486	20	1.48
Other borrowings	201,374	2,245	4.52	105,086	809	3.12

Total interest-bearing liabilities	1,112,573	8,582	3.13	845,597	4,472	2.14
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	303,266			188,212
Other liabilities	15,147			18,873

Total liabilities	1,430,986			1,052,682
Shareholders’ equity	143,556			105,190

Total liabilities and shareholders’ equity	$1,574,542			$1,157,872

Net interest income		$16,458			$12,059

Net interest spread			4.35%			4.53%
Net interest margin			4.91%			4.87%

(1)	Annualized

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) attributable to changes in outstanding balances and changes in interest rates for the three months ended March 31, 2006 compared with the same three months ended March 31, 2005. For purposes of this table, changes attributable to both volume and rate have been allocated proportionately to the change due to volume and rate.

	For the Three Months Ended March 31,
	2006 vs. 2005
	Increase (Decrease) Due to		Total
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$6,932	$1,344	$8,276
Taxable securities	(514)	179	(335)
Tax-exempt securities	314	(39)	275
Federal funds sold	145	148	293

Total increase in interest income	6,877	1,632	8,509

Interest-bearing liabilities:
Interest-bearing demand deposits	$(35)	$151	$116
Savings and money market accounts	324	624	948
Time deposits	377	919	1,296
Federal funds purchased	(112)	38	(74)
Junior subordinated deferrable interest debentures	539	(170)	369
Repurchase agreements	3	16	19
Other borrowings	741	695	1,436

Total increase in interest expense	1,837	2,273	4,110

Increase (decrease) in net interest income	$5,040	$(641)	$4,399

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. The provision for loan losses for the three months ended March 31, 2006 was $560,000, a decrease of $480,000 or 46.1% compared with $1.0 million for the fourth quarter of 2005 and a decrease of $162,000 or 22.4% compared with $722,000 for the first quarter of 2005. The decrease in the provision for loan losses was primarily due to lower nonperforming assets and fewer charge-offs compared to prior periods. The allowance for loan losses at March 31, 2006 was $9.9 million, an increase of $294,000 or 3.1% compared with $9.6 million at December 31, 2005, and an increase of $3.0 million or 42.6% compared with $6.9 million at March 31, 2005. At March 31, 2006, the ratio of the allowance for loan losses to total loans was 0.90% compared with 0.93% at December 31, 2005 and 0.96% at March 31, 2005.

Noninterest Income. Noninterest income for the first quarter ended March 31, 2006 was $6.7 million, an increase of $452,000 or 7.1% compared with $6.3 million for the first quarter of 2005. The increase was primarily due to increased fees and revenues received on increased deposit accounts as a result of the full-year effect of the GNB acquisition, year over year organic growth, increases in individual rates charged for banking services, and the recent acquisitions of Gateway and Express, that was partially offset by a decrease in mortgage servicing revenue and gains on sales of mortgage loans.

Service charges on deposit accounts for the first quarter of 2006 represented 37.6% of total noninterest income and were $2.5 million, an increase of $702,000 or 38.3% compared with $1.8 million for the first quarter of 2005. Mortgage servicing revenue for the first quarter of 2006 was $226,000, a decrease of $70,000 or 23.6% compared with $296,000 for the first quarter of 2005. This decrease was primarily the result of normal mortgage servicing runoff and newly originated mortgage loans being sold into the secondary market as “servicing released” as opposed to “servicing retained.” Net gains on sales of mortgage loans for the first quarter of 2006 were $1.7 million, a decrease of $858,000 or 33.1% compared with $2.6 million for the first quarter of 2005 and was primarily due to lower volumes of mortgage loans that were sold in addition to timing differences that occur between the volume and number of loans available for sale and the actual amount sold.

The “other noninterest income” category within total noninterest income primarily consists of revenues received on all non-deposit and non-lending related fee-based banking services and any gains or losses incurred on sales of other real estate and other assets. Other noninterest income for the first quarter of 2006 represented 33.4% of total noninterest income and was $2.3 million, an increase of $638,000 or 39.5% compared with $1.6 million for the first quarter of 2005. The increase in other noninterest income for the first quarter of 2006 compared with the same quarter of 2005 was primarily the result of an expanded customer base from organic growth and acquisitions in addition to a $433,000 gain on sale of other real estate previously acquired in connection with the Gateway acquisition.

The following table presents, for the periods indicated, the categories of noninterest income:

	For the Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)

Service charges on deposit accounts	$2,536	$1,834
Mortgage servicing revenue	226	296
Net gain (loss) on sales of securities	2	(38)
Net gain on sales of mortgage loans	1,732	2,590
Other noninterest income	2,253	1,615

Total noninterest income	$6,749	$6,297

Noninterest Expense. Noninterest expense for the first quarter ended March 31, 2006 was $17.1 million, an increase of $3.6 million or 27.1% compared with $13.4 million for the first quarter of 2005. The increase reflects the impact of the Company’s expansion and acquisition activities over the past two years, primarily the impact of additional staffing from the Gateway and Express acquisitions, staffing to handle expanded back office operations, and the construction of three full-service banking centers in the third and fourth quarters of 2005.

Employee compensation and benefits expense for the first quarter of 2006 represented 59.8% of total noninterest expense and was $10.2 million, an increase of $3.2 million or 44.7% compared with $7.1 million for the first quarter of 2005. The increase in employee compensation and benefits expense reflects the impact of a full quarter of staff expense from the acquisitions of Gateway and Express, staff to operate State Bank’s three new full-service banking centers opened in the third and fourth quarters of 2005, and normal annual employee salary increases. Average assets per full-time employee for the first quarter ended March 31, 2006 were $2.5 million, an improvement of approximately $400,000 per full-time employee compared with $2.1 million for the first quarter of 2005.

Non-staff expense for the first quarter ended March 31, 2006 was $6.9 million, an increase of $490,000 or 7.7% compared with $6.4 million for the first quarter of 2005 and was primarily due to the recent acquisition activities. The main categories of non-staff expense include net occupancy, depreciation and amortization, data processing, legal and professional, advertising, printing and supplies, telecommunications, mortgage servicing expense, and all other noninterest expense. All other noninterest expense primarily consists of costs associated with extending and maintaining credit, franchise and property taxes, various insurance related costs, assessment and exam costs associated with banking regulation, postage and courier services, business development, director compensation and miscellaneous travel costs.

The efficiency ratio for the first quarter of 2006 was 69.99%, an improvement of 322 basis points compared with 73.21% for the fourth quarter of 2005 and an improvement of 155 basis points compared with 71.54% for the first quarter of 2005. Although total noninterest expense has increased comparatively in recent periods, management believes that the Company has achieved increased economies of scale through its expansion activities, and this is positively reflected in its improved efficiency ratio. The Company’s efficiency ratios are calculated on a net basis which excludes intangible amortization and securities gains and losses, and includes interest income on a fully tax-equivalent basis.

The following table presents, for the periods indicated, the major categories in noninterest expense:

	For the Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)

Employee compensation and benefits	$10,217	$7,061
Non-staff expenses:
Net occupancy	1,397	1,805
Depreciation and amortization	1,201	1,106
Data processing	324	211
Legal and professional	462	528
Advertising	180	220
Printing and supplies	200	214
Telecommunications	381	264
Mortgage servicing expense	170	254
Other noninterest expense	2,553	1,776

Total non-staff expenses	6,868	6,378

Total noninterest expense	$17,085	$13,439

Financial Condition

Loan Portfolio. Total loans, including loans held for sale, at March 31, 2006 were $1.097 billion, an increase of $65.1 million or 6.3% compared with total loans of $1.032 billion at December 31, 2005. During the first quarter of 2006, approximately $45.7 million or 70.2% of the total loan growth was organically originated, primarily in the categories of commercial real estate and 1-4 single family residential, while approximately $19.4 million or 29.8% was acquired in connection with the acquisition of Express. At March 31, 2006 and December 31, 2005, the ratio of total loans to total deposits was 91.0% and 92.0%, respectively, and total loans represented 67.3% and 66.5% of total assets, respectively.

The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	March 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$242,434	22.1%	$243,114	23.5%
Real estate:
1-4 family residential	292,689	26.7	270,951	26.3
Commercial real estate	403,552	36.8	289,607	28.1
Held for sale	14,264	1.3	17,537	1.7
Other	67,810	6.2	133,455	12.9
Consumer and other, net	76,226	6.9	77,174	7.5

Total loans (including loans held for sale)	1,096,975	100.0%	1,031,838	100.0%

Allowance for loan losses	(9,886)		(9,592)

Net loans (including loans held for sale)	$1,087,089		$1,022,246

Nonperforming Assets. The Company generally places a loan on nonaccrual status and ceases to accrue interest when loan payment performance is deemed unsatisfactory. Loans where the interest payments jeopardize the collection of principal are placed on nonaccrual status, unless the loan is both well-secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. Nonperforming assets consist of nonaccrual loans, accruing loans 90 days or more past due, and other real estate and repossessed assets. At March 31, 2006 total nonperforming assets were $6.3 million or 0.39% of total assets, a decrease of $759,000 or 10.7% compared with nonperforming assets of $7.1 million or 0.46% of total assets at December 31, 2005.

Nonperforming loans (nonaccrual loans and accruing loans 90 days or more past due) at March 31, 2006 totaled $5.1 million or 0.46% of total loans, an increase of $341,000 or 7.2% compared with nonperforming loans of $4.7 million or 0.46% of total loans at December 31, 2005. Other real estate and repossessed assets at March 31, 2006 totaled $1.3 million, a decrease of $1.1 million or 46.6% compared with other real estate and repossessed assets of $2.4 million at December 31, 2005. The decrease in other real estate and repossessed assets during the first quarter of 2006 was primarily the result of the sale and recovery of a parcel of other real estate acquired in connection with the acquisition of Gateway.

The following table presents information regarding nonperforming assets at the dates indicated:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)

Nonaccrual loans	$3,303	$2,544
Accruing loans past due 90 days or more	1,754	2,172
Other real estate and other repossessed assets	1,260	2,360

Total nonperforming assets	$6,317	$7,076

Nonperforming assets to total assets	0.39%	0.46%
Nonperforming assets to total loans, other real estate and repossessed assets	0.58%	0.68%

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

For the three months ended March 31, 2006, net charge-offs were $723,000 or 0.28% of average loans, a decrease of $358,000 or 33.1% compared with $1.1 million or 0.47% of average loans for the fourth quarter of 2005. The allowance for loan losses at March 31, 2006 was $9.9 million or 0.90% of total loans, an increase of $294,000 or 3.1% compared with $9.6 million or 0.93% of total loans at December 31, 2005. The ratio of the allowance for loan losses to nonperforming loans at March 31, 2006 was 195.49% compared with 203.39% at December 31, 2005.

The following table presents an analysis of the allowance for loan losses and other related data:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)

Average loans outstanding	$1,054,888	$783,512

Gross loans outstanding at end of period	$1,096,975	$1,031,838

Allowance for loan losses at beginning of period	$9,592	$6,685
Provision for loan losses	560	3,838
Balances from acquisitions	457	1,799
Charge-offs:
Commerical and industrial	(479)	(1,249)
Real estate	(124)	(768)
Consumer	(277)	(827)
Other	(56)	(812)

Total charge-offs	(936)	(3,656)
Recoveries:
Commercial and industrial	33	359
Real estate consumer	42	180
Consumer	111	119
Other	27	268

Total recoveries	213	926

Net charge-offs	(723)	(2,730)

Allowance for loan losses at end of period	$9,886	$9,592

Ratio of allowance for loan losses to end of period loans	0.90%	0.93%
Ratio of net charge-offs to average loans	0.28%	0.35%
Ratio of allowance for loan losses to nonperforming loans	195.49%	203.39%

Securities. At March 31, 2006, the investment securities portfolio totaled $282.1 million, an increase of $13.0 million or 4.8% compared with $269.2 million at December 31, 2005. During the three months ended March 31, 2006, the Company purchased $22.3 million in investment securities that was partially offset by maturities and principal pay-downs on investment securities of $9.3 million, an unrealized net loss on available-for-sale securities of $866,000 and securities sales and net premium amortization of $579,000.

The following tables summarize the amortized cost and their approximate fair values of securities classified as available-for-sale and held-to-maturity as of March 31, 2006:

	March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale Securities:
U.S. Treasury securities and obligations of U.S. government agencies	$86,909	$—	$(2,389)	$84,520
Mortgage-backed securities	143,772	—	(4,468)	139,304
State and municipal securities	16,144	50	(15)	16,179
Other	16,546	—	—	16,546

Total	$263,371	$50	$(6,872)	$256,549

	March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Held to Maturity Securities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—
State and municipal securities	25,588	180	(42)	25,726
Other	—	—	—	—

Total	$25,588	$180	$(42)	$25,726

Deposits. Total deposits at March 31, 2006 were $1.205 billion, an increase of $83.5 million or 7.4% compared with total deposits of $1.121 billion at December 31, 2005. The increase in total deposits during the first quarter of 2006 was primarily due to organic growth of approximately $45.8 million and acquired growth of $37.7 million in connection with the acquisition of Express.

Noninterest-bearing demand deposits at March 31, 2006 were $330.4 million, an increase of $12.7 million or 4.0% compared with noninterest-bearing demand deposits of $317.7 million at December 31, 2005. The ratios of noninterest-bearing demand deposits to total deposits at March 31, 2006 and December 31, 2005 were 27.4% and 28.3%, respectively. Interest-bearing deposits at March 31, 2006 were $874.5 million, an increase of $70.8 million or 8.8% compared with interest-bearing deposits of $803.7 at December 31, 2005.

The following table presents, for the periods indicated, the daily average deposit balances and the related interest expense and weighted average interest rates paid on interest-bearing deposits:

	For the Three Months Ended March 31,
	2006			2005
	Average Outstanding Balance	Interest Paid	Average Rate	Average Outstanding Balance	Interest Paid	Average Rate
	(Dollars in thousands)

Noninterest-bearing demand	$303,266	$—	—%	$188,212	$—	—%

Interest-bearing demand	228,973	888	1.57	239,929	772	1.30
Savings and money market	269,070	1,422	2.14	159,844	474	1.20
Time	357,098	3,127	3.55	296,132	1,831	2.51

Total interest-bearing deposits	855,141	5,437	2.58	695,905	3,077	1.79

Total deposits	$1,158,407	$5,437	1.90%	$884,117	$3,077	1.41%

Borrowings. The Company utilizes borrowings as an alternative funding source to supplement deposits in funding its lending and investing activities. Total borrowings consist of short-term and long-term advances from the Federal Home Loan Bank (“FHLB”), advances on a revolving credit line with a correspondent bank, Federal Funds purchased, and junior subordinated deferrable interest debentures.

At March 31, 2006, borrowings totaled $194.3 million, a decrease of $11.5 million or 5.6% compared with $205.8 million at December 31, 2005. These borrowings include short term advances from the FHLB and a $7.0 million balance on a $20.0 million line of credit from a correspondent bank. The maturity dates for the FHLB borrowings range from 2006 to 2025 with interest rates ranging from 2.92% to 6.08%. The credit line with a correspondent bank bears interest at the Federal funds interest rate plus 2.25% and expires, with renewal options, in July 2006. Federal funds purchased at March 31, 2006 were $10.0 million, a decrease of $11.9 million or 54.3% compared with Federal funds purchased of $21.9 million at December 31, 2005.

	March 31, 2006	December 31, 2005
	(Dollars in thousands)

FHLB advances	$187,271	$203,255
Balance on $20.0 million line of credit	7,000	2,500

Total borrowings	194,271	205,755
Federal funds purchased	10,000	21,901

Total borrowings and Federal funds purchased	$204,271	$227,656

Junior Subordinated Deferrable Interest Debentures. Junior subordinated deferrable interest debentures at March 31, 2006 were approximately $50.0 million, an increase of $12.4 million or 32.9% compared with $37.6 million at December 31, 2005. The increase was primarily related to $12.4 million in junior subordinated deferrable interest debentures issued to a newly formed subsidiary trust on March 31, 2006. The Company’s outstanding junior subordinated deferrable interest debentures issued to its subsidiary trusts as of March 31, 2006 are detailed as follows:

Description	Issuance Date	Call Date	Trust Preferred Securities Outstanding	Interest Rate (1)		Junior Subordinated Debt Owed To Trusts	Final Maturity Date
	(Dollars in thousands)

TXUI Statutory Trust I	09/07/2000	09/07/2010	$7,000	10.60%		$7,210	09/07/2030
TXUI Statutory Trust II	12/19/2003	12/19/2008	5,000	6.45	%(2)	5,155	12/19/2033
GNB Capital Trust I (3)	11/14/2001	11/14/2006	5,000	9.95%		5,155	11/14/2031
TXUI Statutory Trust III (4)	11/30/2005	12/15/2010	15,500	3-Month LIBOR + 1.39%		15,980	12/15/2035
Gateway Statutory Trust I (5)	03/26/2002	03/26/2007	4,000	3-Month LIBOR + 3.60	%(6)	4,124	03/26/2032
TXUI Statutory Trust IV (7)	03/31/2006	06/30/2011	12,000	3-Month LIBOR + 1.39%		12,372	06/30/2041

(1)	The 3-Month LIBOR in effect as of March 31, 2006 was 4.98%.
(2)	The debentures bear a fixed interest rate until December 19, 2008, when the rate begins to float on a quarterly basis based on the 3-Month LIBOR plus 2.85%.
(3)	Assumed in connection with the acquisition of GNB Bancshares, Inc. on October 1, 2004.
(4)	Issued to facilitate the acquisition of Gateway Holding Company, Inc. on December 1, 2005.
(5)	Assumed in connection with the acquisition of Gateway Holding Company, Inc. on December 1, 2005.
(6)	The debentures bore a fixed interest rate of 5.59% until June 26, 2002, when the rate began to float on a quarterly basis based on the 3-Month LIBOR plus 3.60%; provided that prior to March 26, 2007, the rate will not exceed 11.00%.
(7)	Issued to facilitate the acquisition of Northwest Bancshares, Inc. on April 1, 2006.

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

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. At March 31, 2006, the Company had cash and cash equivalents of $85.0 million, a decrease of approximately $10.4 million or 10.9% compared with $95.4 million at December 31, 2005. The Company views time deposits as a stable means of supporting loan growth. The Company believes, based on its historical experience, that its large time deposits have core-type characteristics. The Company anticipates that this source of funding will continue to sustain a portion of the Company’s asset growth in the future.

Capital Resources. Shareholders’ equity at March 31, 2006 was $146.2 million, an increase of $8.3 million or 6.0% compared with shareholders’ equity of $137.9 million at December 31, 2005. The increase was primarily the result of common stock issued in connection with the acquisition of Express, net earnings for the first quarter of 2006, and the issuance of common stock to employees upon the exercise of stock options. At March 31, 2006, there were 9,581,000 shares of Company common stock outstanding. The ratio of average equity to average assets at March 31, 2006 was 9.12%, an increase of 40 basis points compared with 8.72% for the fourth quarter of 2005.

The following table provides a comparison of the leverage and risk-weighted capital ratios to the minimum and well-capitalized regulatory standards for the Company, State Bank, GNB Financial and Gateway Bank as of March 31, 2006:

	Minimum Required For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at March 31, 2006
Texas United:
Leverage ratio	4.00	%(1)	N/A	8.11%
Tier 1 risk-based capital ratio	4.00		N/A	10.32
Risk-based capital ratio	8.00		N/A	11.16
State Bank:
Leverage ratio	4.00	%(2)	5.00%	7.36%
Tier 1 risk-based capital ratio	4.00		6.00	9.35
Risk-based capital ratio	8.00		10.00	10.13
GNB Financial:
Leverage ratio	4.00	%(3)	5.00%	9.31%
Tier 1 risk-based capital ratio	4.00		6.00	11.14
Risk-based capital ratio	8.00		10.00	12.02
Gateway National Bank:
Leverage ratio	4.00	%(3)	5.00%	7.21%
Tier 1 risk-based capital ratio	4.00		6.00	10.39
Risk-based capital ratio	8.00		10.00	11.51

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require State Bank to maintain a leverage ratio above the required minimum.
(3)	The OCC may require GNB Financial and/or Gateway National Bank to maintain a leverage ratio above the required minimum.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes since December 31, 2005. For more information regarding quantitative and qualitative disclosures about market risk, please refer to the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2005, and in particular, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Market Risk.”

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a defendant in various legal proceedings arising in the normal course of business. The Company does not believe that the outcome of any such proceedings will have a material effect on its consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit Number	Identification of Exhibit
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Regidtration Statement on Form S-8 (Registration No. 333-124055)).

3.2	Bylaws of the Company, as amended and restated (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (Registration No. 333-116542)).

4.1	Specimen certificate representing shares of Texas United common stock (incorporated herin by reference to Exhibit 4.1 to ther Registration Statement on Form S-4 (Registration No. 333-84644)).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2006	By:	/s/ L. Don Stricklin
L. Don Stricklin
President and Chief Executive Officer
(principal executive officer)

Date: May 11, 2006	By:	/s/ Jeffrey A. Wilkinson
Jeffrey A. Wilkinson
Executive Vice President and
Chief Financial Officer
(principal financial officer/
principal accounting officer)