Form 10-Q
period 2006-06-30
TEXAS UNITED BANCSHARES INC
filed 2006-08-07
CIK 1169238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of July 31, 2006, the number of outstanding shares of Common Stock, par value $1.00 per share, was 10,699,318.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$66,548	$61,766
Federal funds sold	9,660	33,620

Total cash and cash equivalents	76,208	95,386
Securities available-for-sale, at fair value	255,051	243,011
Securities held-to-maturity, at cost	25,582	26,163
Loans, net	1,218,494	1,004,709
Loans held for sale	25,728	17,537
Premises and equipment, net	64,124	53,610
Accrued interest receivable	10,100	7,433
Goodwill	86,468	63,396
Core deposit intangibles	12,442	8,847
Mortgage servicing rights	5,188	4,878
Other assets	38,910	27,489

Total assets	$1,818,295	$1,552,459

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$377,022	$317,723
Interest-bearing	945,522	803,699

Total deposits	1,322,544	1,121,422
Securities sold under repurchase agreements	10,112	7,120
Federal funds purchased	30,807	21,901
Junior subordinated deferrable interest debentures	49,996	37,624
Borrowings	220,278	205,755
Other liabilities	15,260	20,724

Total liabilities	1,648,997	1,414,546
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 500,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 20,000,000 authorized; 10,647,265 shares issued and 10,641,170 shares outstanding as of June 30, 2006 and 9,210,171 shares issued and 9,204,076 shares outstanding as of December 31, 2005	10,647	9,210
Additional paid-in-capital	128,546	102,682
Retained earnings	36,379	30,045
Accumulated other comprehensive loss	(6,157)	(3,907)
Less common stock held in treasury, at cost	(117)	(117)

Total shareholders’ equity	169,298	137,913

Total liabilities and shareholders’ equity	$1,818,295	$1,552,459

See accompanying notes to condensed consolidated financial statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Interest income:
Loans	$26,613	$14,840	$48,548	$28,499
Investment securities - taxable	2,539	2,810	4,969	5,577
Investment securities - tax-exempt	441	97	815	194
Federal funds sold and other temporary investments	267	31	568	39

Total interest income	29,860	17,778	54,900	34,309
Interest expense:
Deposits	6,709	3,350	12,146	6,427
Federal funds purchased	231	331	333	507
Borrowings	2,588	738	4,833	1,547
Securities sold under repurchase agreements	59	26	98	46
Junior subordinated deferrable interest debentures	965	391	1,724	781

Total interest expense	10,552	4,836	19,134	9,308

Net interest income	19,308	12,942	35,766	25,001
Provision for loan losses	635	1,041	1,195	1,763

Net interest income after provision for loan losses	18,673	11,901	34,571	23,238
Noninterest income:
Service charges on deposit accounts	3,082	1,978	5,618	3,812
Mortgage servicing revenue	451	263	677	559
Net loss on sales of securities	(134)	(84)	(132)	(122)
Net gain on sales of loans	1,852	2,385	3,584	4,975
Other noninterest income	1,474	704	3,727	2,319

Total noninterest income	6,725	5,246	13,474	11,543
Noninterest expense:
Employee compensation and benefits	10,818	8,180	21,035	15,241
Occupancy expense	2,824	1,970	5,234	3,775
Other noninterest expense	5,652	3,047	10,110	7,620

Total noninterest expense	19,294	13,197	36,379	26,636

Earnings before income taxes	6,104	3,950	11,666	8,145
Provision for income taxes	1,946	1,338	3,708	2,731

Net earnings	$4,158	$2,612	$7,958	$5,414

Earnings per common share:
Basic	$0.39	$0.33	$0.79	$0.69
Diluted	$0.39	$0.33	$0.78	$0.68

Weighted average shares outstanding:
Basic	10,576	7,805	10,012	7,802
Diluted	10,753	7,964	10,146	7,966

Dividends per common share	$0.08	$0.08	$0.16	$0.16

See accompanying notes to condensed consolidated financial statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Net earnings	$4,158	$2,612	$7,958	$5,414

Other comprehensive income (loss), net of tax:
Unrealized holding (losses) gains on investment securities arising during the period	(1,598)	1,223	(2,164)	(1,666)
Less: reclassification adjustment for (losses) gains included in net income	87	(55)	86	(81)

Other comprehensive (loss) income	(1,685)	1,278	(2,250)	(1,585)

Total comprehensive income	$2,473	$3,890	$5,708	$3,829

See accompanying notes to condensed consolidated financial statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Year Ended December 31, 2005 and

Six Months Ended June 30, 2006

(In thousands, except share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock At Cost	Total
	Common Stock
	Shares	At Par

Balance at January 1, 2005	7,802,467	$7,802	$75,935	$21,921	$(729)	$(117)	$104,812
Net earnings	—	—	—	10,736	—	—	10,736
Net change in unrealized loss on available-for-sale securities	—	—	—	—	(3,178)	—	(3,178)

Total comprehensive income							7,558
Issuance of common stock in connection with the Gateway acquisition	1,357,379	1,357	24,297	—	—	—	25,654
Stock options issued upon conversion of Gateway stock options	—	—	2,209	—	—	—	2,209
Issuance of common stock upon exercise of stock options	50,325	51	241	—	—	—	292
Dividends ($0.32 per share)	—	—	—	(2,612)	—	—	(2,612)

Balance at December 31, 2005	9,210,171	$9,210	$102,682	$30,045	$(3,907)	$(117)	$137,913

	(Unaudited)
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock At Cost	Total
	Common Stock
	Shares	At Par

Balance at January 1, 2006	9,210,171	$9,210	$102,682	$30,045	$(3,907)	$(117)	$137,913
Net earnings	—	—	—	7,958	—	—	7,958
Net change in unrealized loss on available-for-sale securities	—	—	—	—	(2,250)	—	(2,250)

Total comprehensive income							5,708
Issuance of common stock in connection with the Express acquisition	248,317	248	4,327	—	—	—	4,575
Issuance of common stock in connection with the Northwest acquisition	984,906	985	19,856	—	—	—	20,841
Issuance of common stock upon exercise of stock options	195,156	195	1,448	—	—	—	1,643
Compensation expense related to stock grants	8,715	9	156	—	—	—	165
Stock option compensation expense	—	—	77	—	—	—	77
Dividends ($0.16 per share)	—	—	—	(1,624)	—	—	(1,624)

Balance at June 30, 2006	10,647,265	$10,647	$128,546	$36,379	$(6,157)	$(117)	$169,298

See accompanying notes to condensed consolidated financial statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$7,958	$5,414
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Provision for loan losses	1,195	1,763
Depreciation and amortization	2,894	2,410
Loss (gain) on sale of premises, equipment, and other real estate	138	(544)
Gain on sale of loans	(3,584)	(4,975)
Share-based compensation	242	—
Realized loss on sales of available-for-sale securities, net	132	122
Amortization of premium, net of accretion of discounts on securities	335	636
Origination of loans held for sale	(188,597)	(109,436)
Sale of loans receivable held for sale	183,990	127,048
Changes in assets and liabilities, net of effects resulting from acquisitions:
Other assets	(2,073)	(3,533)
Other liabilities	(6,463)	177

Net cash (used in) provided by operating activities	(3,833)	19,079
Cash flows from investing activities:
Purchases of available-for-sale securities, net of effects resulting from acquisitions	(1,082,565)	(27,934)
Purchase of held-to-maturity securities	—	(12,826)
Proceeds from sales, maturities, and principal paydowns of securities held-to-maturity	1,628	—
Proceeds from sales, maturities, and principal paydowns of securities available-for-sale	1,070,919	35,592
Net change in loans, net of effects resulting from acquisitions	(91,494)	(111,801)
Proceeds from sales of premises, equipment, loans, and other real estate	3,216	5,519
Net cash and cash equivalents received from Express acquisition	12,189	—
Net cash and cash equivalents received from Northwest acquisition	4,720	—
Purchases of premises, equipment and other real estate, net of effects resulting from acquisitions	(2,632)	(4,015)
Purchases of bank owned life insurance	(12,500)	—

Net cash used in investing activities	(96,519)	(115,465)
Cash flows from financing activities:
Net change in:
Deposits	42,363	22,281
Other borrowings	14,523	58,589
Federal funds purchased	8,906	16,796
Securities sold under repurchase agreements	2,992	76
Net proceeds from issuance of junior subordinated deferrable interest debentures	12,372	—
Net proceeds from issuance of common stock upon exercise of employee stock options	1,035	52
Excess tax deductions on the exercise of employee stock options	607	—
Dividends paid	(1,624)	(1,163)

Net cash provided by financing activities	81,174	96,631

Net (decrease) increase in cash and cash equivalents	(19,178)	245
Cash and cash equivalents at beginning of period	95,386	40,767

Cash and cash equivalents at end of period	$76,208	$41,012

See accompanying notes to condensed consolidated financial statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Texas United Bancshares, Inc. (the “Company”) and its wholly-owned subsidiaries, Texas United Nevada, LLC (“TUN”), State Bank (“State”), GNB Financial, n.a. (“GNB”), Gateway National Bank (“Gateway”), and Northwest Bank (“Northwest”). All material intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements of the Company.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at June 30, 2006, the Company’s consolidated results of operations for the three and six months ended June 30, 2006 and 2005, respectively, consolidated cash flows for the six months ended June 30, 2006 and 2005, and consolidated changes in shareholders’ equity for the six months ended June 30, 2006. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2005 year-end consolidated balance sheet and statement of changes in shareholders’ equity data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not effect earnings.

These financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2005 appearing in the Company’s Annual Report on Form 10-K.

2. STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) (“SFAS 123(R)”), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires the Company to recognize expense related to the fair value of its stock-based compensation awards, including employee stock options.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation awards using the intrinsic value method of APB Opinion 25. Accordingly, the Company did not recognize compensation expense in the statement of earnings for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by SFAS 123, the Company also provided certain pro forma disclosures for stock-based awards as if the fair value-based approach of SFAS 123 had been applied.

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

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

JUNE 30, 2006

(UNAUDITED)

The Company’s pre-tax compensation cost for share-based employee compensation for stock options was $40,000 ($26,000 after tax effects) for the three months ended June 30, 2006, and $77,000 ($50,000 after tax effects) for the six months ended June 30, 2006. As a result of the adoption of SFAS 123(R), the Company’s financial results were lower than under its previous accounting method for share-based compensation by the following amounts:

	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006
	(In thousands, except per share data)

Earnings before income taxes	$40	$77
Net earnings	26	50
Basic earnings per common share	$—	$—
Diluted earnings per common share	—	—

Prior to the adoption of SFAS 123(R), to the extent that they would have existed, the Company would have presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the three and six months ended June 30, 2006, there was a tax benefit of approximately $43,000 and $607,000, respectively, as a result of the exercise of stock options.

The following table illustrates the effect on net earnings after tax and net earnings per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three and six months ended June 30, 2005:

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
	(In thousands, except per share data)

Net earnings as reported	$2,612	$5,414
Plus: Share-based employee compensation expense included in reported net income, net of related tax effects	—	—
Less: Share-based employee compensation expense determined under fair value-based method for awards granted, modified, or settled, net of related tax effects	25	38

Pro forma net earnings	$2,587	$5,376

Earnings per share:
Basic - as reported	$0.33	$0.69
Basic - pro forma	$0.33	$0.69

Diluted - as reported	$0.33	$0.68
Diluted - pro forma	$0.32	$0.67

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

JUNE 30, 2006

(UNAUDITED)

The fair value of options granted is estimated on the date of grant using the Black-Scholes-Merton option pricing model based on the assumptions in the table below:

	For the Three Months Ended June 30,
	2006	2005

Expected term	5 years	10 years
Risk-free interest rate	4.95%	3.86%
Volatility	26.00%	40.00%
Dividend yield	1.60%	1.79%

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

Share-Based Payment Plans and Agreements

The Company has nonqualified common stock option agreements (“executive agreements”) with two executive officers (one of whom is also a director). The options were granted under the executive agreements in 1996 and 1997 and each grant has a ten year term and both vest and become exercisable at 20% each year for five years. The exercise price of the options granted under the executive agreements will be the market value at the date of grant. During the three and six months ended June 30, 2006, under these two agreements, no stock options were granted, 33,750 stock options were exercised, and no stock options were forfeited or expired. At June 30, 2006, there were 16,875 stock options outstanding under these executive agreements.

On July 28, 1998, the Board of Directors adopted the Texas United Bancshares, Inc. 1998 Incentive Stock Option Plan (the “1998 Plan”) which was approved by the Company’s shareholders on April 22, 1999. Under the 1998 Plan, 337,500 shares of common stock were reserved for issuance upon the exercise of qualified incentive stock options. As of June 30, 2006, options to acquire 337,469 shares have been previously granted and 31 shares are available for future grants. Options granted under the 1998 Plan have a maximum term of ten years and become exercisable under the terms of the respective option agreements. The exercise price of the options granted under the 1998 Plan may not be less than the fair market value of the shares on the date the option is granted, unless a person owns 10% or more of the common stock of the Company, in which case it may not be less than 110% of the fair market value of the shares on the date of grant. The 1998 Plan terminates 15 years from shareholder approval on April 22, 2014, after which no further shares will be granted under the plan.

On July 14, 2004, the Company’s Board of Directors adopted the Texas United Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”) which was approved by the Company’s shareholders on September 14, 2004. Under the 2004 Plan, 250,000 shares of common stock were reserved for issuance upon the exercise of incentive stock options and nonqualified stock options granted under the 2004 Plan or upon the grant of restricted stock awards under the 2004 Plan. As of June 30, 2006, there were 93,300 stock options and 57,105 shares of restricted stock granted under the 2004 Plan. As of June 30, 2006, there were 99,595 shares available for future grants under the 2004 Plan. Options granted under the 2004 Plan have a maximum term of ten years. The exercise price of any incentive stock options granted under the 2004 Plan may not be less than fair market value of the shares of common stock on the date the option is granted, unless a person owns 10% or more of the common stock of the Company, in which case it may not be less than 110% of the fair market value of the shares on the date of grant. The 2004 Plan terminates 10 years from adoption by the Board of Directors on July 14, 2014, after which no further shares will be granted under the plan.

The Company has granted nonvested shares (“restricted stock”) to certain directors and employees under the 2004 Plan. The person is not entitled to the shares until they vest, which is over a 3 to 5 year period. The shares granted do not have a cost to the person and the only requirement of vesting is continued service to the Company. Compensation cost related to restricted stock is calculated based on the fair value of the shares at the date of grant. If the person leaves the Company before the shares vest, the unvested shares are forfeited. The person is entitled to receive dividends on and vote

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

JUNE 30, 2006

(UNAUDITED)

the shares prior to vesting. As of June 30, 2006, there were 57,105 shares of restricted stock outstanding, all of which were granted during the first quarter of 2006, with a weighted average grant date fair value of $18.95.

On December 1, 2005, the Company acquired Gateway Holding Company. The options to purchase shares of Gateway Holding Company common stock outstanding at the effective time of the transaction were converted into fully vested stock options to purchase a total of 160,867 shares of the Company’s common stock at exercise prices ranging from $4.64 to $6.73 per share. The converted options are governed by the original Gateway Plan under which they were issued. For the three months ended June 30, 2006, 20,978 stock options were exercised under the Gateway Plan. For the six months ended June 30, 2006, 107,591 stock options were exercised under the Gateway Plan. As of June 30, 2006, 53,276 stock options were outstanding under the Gateway Plan.

The following summarizes the Company’s stock option plans with shares available for grant at June 30, 2006:

	1998 Plan	2004 Plan

Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Plan termination date	April 22, 2014	July 14, 2014
Shares available for grant at June 30, 2006	31	99,595

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

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

JUNE 30, 2006

(UNAUDITED)

The following is a summary of the changes in outstanding options for the three and six months ended June 30, 2006:

	For the Three Months Ended June 30, 2006
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)

Outstanding at April 1, 2006	346,279	$10.02	3.92	$6,278
Granted	5,000	20.16	9.83	40
Exercised	(70,919)	6.29	3.00	(1,550)
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at June 30, 2006	280,360	$11.16	4.49	$4,763

Exercisable at June 30, 2006	182,636	$7.30	4.43	$3,808

	For the Six Months Ended June 30, 2006
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)

Outstanding at January 1, 2006	453,540	$8.23	4.62	$9,035
Granted	25,500	18.95	9.63	235
Exercised	(195,157)	5.31	3.22	(4,457)
Forfeited	(3,523)	16.07	6.61	(43)
Expired	—	—	—	—

Outstanding at June 30, 2006	280,360	$11.16	4.49	$4,763

Exercisable at June 30, 2006	182,636	$7.30	4.43	$3,808

The weighted average grant date fair value of share options granted during the three and six months ended June 30, 2006 was $5.52 and $4.81, respectively. The total intrinsic value of share options exercised for the three and six months ended June 30, 2006 was $1.6 million and $4.5 million, respectively.

Other Information

As of June 30, 2006, the Company had $918,000 of total unrecognized compensation cost related to nonvested awards granted under the Company’s share-based plan described above, which is expected to be recognized over a weighted average period of 3.0 years.

The Company received cash from stock options exercised for the three and six months ended June 30, 2006 of $446,000 and $1.035 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying condensed consolidated statements of cash flows. The tax benefit realized upon the exercise of employee stock options was $43,000 for the three months ended June 30, 2006 and $607,000 for the six months ended June 30, 2006.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

JUNE 30, 2006

(UNAUDITED)

Stock Appreciation Rights Agreements

The terms of stock appreciation rights agreements (“Agreements”) grant certain key employees, directors, and advisors of the Company rights to the appreciation in the fair value (as defined in the Agreements) of a stated number of shares of common stock of the Company. The rights become fully vested and are exercisable under the terms of the respective Agreements. Although the appreciation of the rights is payable in whole shares of the Company’s Common Stock valued at fair market value on the date of the exercise or in cash at the sole discretion of the Company, it is the intention of the Company’s Board of Directors that all stock appreciation rights will be paid in cash. The Agreements terminate on the earliest of: a) ten years from the date of grant, b) the date the employee terminates employment with the Company, if the Company requests the employee’s resignation, c) ninety days after the employee terminates employment with the Company, when termination is the employee’s decision, or d) the date one year after the employee’s death or disability. The number of stock appreciation rights issued under the Agreements as of June 30, 2006 were 139,062. Operations are charged or credited for the aggregate appreciation or depreciation of the rights. For the three and six months ended June 30, 2006, the Company expensed $365,600 and $554,900, respectively, related to the agreements. The weighted average fair value of stock appreciation rights granted during the three and six months ended June 30, 2006 was $20.37 per share and $19.24 per share, respectively.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)

Net earnings available to common shareholders used in basic and diluted EPS	$4,158	$2,612	$7,958	$5,414

Weighted average common shares used in basic EPS	10,576	7,805	10,012	7,802
Effect of dilutive securities:
Stock options	177	159	134	164

Weighted average common shares and potentially dilutive common shares used in diluted EPS	10,753	7,964	10,146	7,966

Basic EPS	$0.39	$0.33	$0.79	$0.69
Diluted EPS	$0.39	$0.33	$0.78	$0.68

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

JUNE 30, 2006

(UNAUDITED)

4. INTANGIBLE ASSETS

The gross carrying amount of intangible assets and accumulated amortization at June 30, 2006 is presented in the following table:

	Gross Carrying Amount	Accumulated Amortization and Impairment
	(In thousands)
Amortized intangible assets:
Mortgage servicing rights	$8,967	$(3,779)
Core deposit intangibles	$14,383	$(1,941)

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of June 30, 2006. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization for intangible assets (in thousands):

	Mortgage Servicing Rights	Core Deposit Intangibles	Total

Six months ended June 30, 2006 (actual)	$367	$699	$1,066
Six months ended December 31, 2006 (estimate)	422	932	1,354

Estimate for the years ended December 31,
2007	$773	$1,235	$2,008
2008	534	1,173	1,707
2009	481	1,147	1,628
2010	431	1,147	1,578
2011	386	1,147	1,533

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

JUNE 30, 2006

(UNAUDITED)

5. NEW ACCOUNTING STANDARDS

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company on January 1, 2007 and is not expected to have a significant impact on the Company’s financial statements.

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

JUNE 30, 2006

(UNAUDITED)

specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to extend credit totaled $255.0 million at June 30, 2006 and $222.6 million at December 31, 2005.

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $6.3 million at June 30, 2006 and $4.6 million at December 31, 2005. As of June 30, 2006 and December 31, 2005, no liability for the fair value of the Company’s potential obligations under these guarantees was recorded since the amount was deemed immaterial.

7. SEGMENT INFORMATION

The Company has two reportable operating segments: commercial banking and mortgage banking. The Company reports the financial position and the results of operations on a consolidated basis. The commercial banking and the mortgage banking segments are managed separately because each business requires different marketing strategies and each offers different products and services.

Summarized below is the financial information by operating segment for the three and six month periods ended June 30, 2006 and 2005:

	For the Three Months Ended June 30, 2006			For the Three Months Ended June 30, 2005
	Commercial Banking	Mortgage Banking	Consolidated	Commercial Banking	Mortgage Banking	Consolidated
	(In thousands)

Net interest income	$15,802	$3,506	$19,308	$10,509	$2,433	$12,942
Noninterest income	5,880	845	6,725	1,813	3,433	5,246

Total income	21,682	4,351	26,033	12,322	5,866	18,188
Provision for loan losses	635	—	635	1,041	—	1,041
Noninterest expense	17,796	1,498	19,294	9,235	3,962	13,197

Earnings before income taxes	3,251	2,853	6,104	2,046	1,904	3,950
Provision for income taxes	1,077	869	1,946	691	647	1,338

Net earnings	$2,174	$1,984	$4,158	$1,355	$1,257	$2,612

Total assets	$1,646,550	$171,745	$1,818,295	$1,114,398	$127,605	$1,242,003

	For the Six Months Ended June 30, 2006			For the Six Months Ended June 30, 2005
	Commercial Banking	Mortgage Banking	Consolidated	Commercial Banking	Mortgage Banking	Consolidated
	(In thousands)

Net interest income	$28,913	$6,853	$35,766	$20,570	$4,431	$25,001
Noninterest income	9,930	3,544	13,474	5,837	5,706	11,543

Total income	38,843	10,397	49,240	26,407	10,137	36,544
Provision for loan losses	1,195	—	1,195	1,763	—	1,763
Noninterest expense	31,098	5,281	36,379	19,654	6,982	26,636

Earnings before income taxes	6,550	5,116	11,666	4,990	3,155	8,145
Provision for income taxes	2,047	1,661	3,708	1,658	1,073	2,731

Net earnings	$4,503	$3,455	$7,958	$3,332	$2,082	$5,414

Total assets	$1,646,550	$171,745	$1,818,295	$1,114,398	$127,605	$1,242,003

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

JUNE 30, 2006

(UNAUDITED)

8. SUBSEQUENT EVENTS

On July 18, 2006, the Company and Prosperity Bancshares, Inc., a Texas corporation (“Prosperity”), entered into an Agreement and Plan of Reorganization (the “Agreement”) pursuant to which the Company will merge with and into Prosperity (the “Merger”). Under the terms of the Agreement, shareholders of the Company will receive one share of Prosperity common stock in exchange for each of their shares of the Company’s common stock. Prosperity will issue approximately 10,875,000 shares for all outstanding shares of the Company’s common stock and all options to acquire shares of the Company’s common stock. The transaction values the Company at approximately $357.1 million or $32.84 per share (based on a Prosperity stock price of $32.84, the average closing price of Prosperity for the last 20 trading days ended July 18, 2006). The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the shareholders of the Company and Prosperity. The merger is currently expected to be completed in the first quarter of 2007, although delays could occur.

9. RECENT DEVELOPMENTS

On April 1, 2006, the Company completed the acquisition of Northwest Bancshares, Inc. and its wholly-owned bank subsidiary, Northwest Bank (“Northwest”), Roanoke, Texas. In connection with the acquisition, the Company issued approximately 984,906 shares of its common stock and paid approximately $12.4 million in cash to shareholders of Northwest in exchange for all of the outstanding shares of Northwest common stock. As of March 31, 2006, Northwest had five branch locations and had, on a consolidated basis, total assets of $132.5 million, total loans of $107.1 million, total cash of $6.7 million, property and equipment of $3.7 million, total deposits of $121.1 million, other liabilities of $15 million, and shareholders’ equity of $11.3 million. The Company is operating Northwest as a separate banking subsidiary. As of June 30, 2006, Northwest had total assets of $165.5 million, total loans of $119.2 million, and total deposits of $128.3 million. Goodwill of $18.4 million was recognized with this transaction. The Northwest acquisition is consistent with the Company’s expansion strategies.

The following unaudited pro forma information for the six months ended June 30, 2006 assumes the acquisition of Northwest occurred on January 1, 2006 (dollars in thousands):

Interest Income	$57,029
Net earnings	6,917
Earnings per share (basic)	0.69
Earnings per share (diluted)	0.68

These pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the indicated period and are not indicative of future financial results.

During the second quarter of 2006, the Company closed seven underperforming mortgage offices. These offices were originally acquired as part of the Community Home Loan acquisition. Management has determined these discontinued operations to be immaterial to its condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-looking Statements

Statements and financial discussion and analysis contained in the Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include information about possible or assumed future results of the Company’s operations or performance. When we use any of the words “believe,” “expect,” “anticipate,” “estimate,” “continue,” “intend,” “may,” “will,” “should,” or similar expressions, we are making forward-looking statements. Many possible factors or events could affect the future financial results and performance of the Company and could cause those financial results or performance to differ materially from those expressed in the forward-looking statement. These possible events or factors include, without limitation:

•	deposit attrition, operating costs, customer loss and business disruption are greater than the Company expects;

•	competitive factors including product and pricing pressures among financial services organizations may increase;

•	changes in the interest rate environment reduce the net interest margins;

•	changes in market rates and prices may adversely impact securities, loans, deposits, mortgage servicing rights, and other financial instruments;

•	general business and economic conditions in the markets the Company serves change or are less favorable than it expected;

•	legislative or regulatory changes adversely affect the Company’s business;

•	personal or commercial bankruptcies increase;

•	the Company’s ability to expand and grow its business and operations, including the establishment of additional branches and acquisition of additional banks or branches of banks may be more difficult or costly than it expected;

•	any future acquisitions may be more difficult to integrate than expected and the Company may be unable to realize any cost savings and revenue enhancements it may have projected in connection with such acquisitions;

•	changes in accounting principles, policies or guidelines;

•	changes occur in the securities markets; and

•	technology-related changes are harder to make or more expensive than the Company anticipated.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Company believes it has chosen the assumptions or bases in good faith and they are reasonable. However, the Company cautions you that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. The Company will not update these statements unless the securities laws require it to do so.

Subsequent Events. On July 18, 2006, the Company and Prosperity Bancshares, Inc., a Texas corporation (“Prosperity”), entered into an Agreement and Plan of Reorganization (the “Agreement”) pursuant to which the Company will merge with and into Prosperity (the “Merger”). Under the terms of the Agreement, shareholders of the Company will receive one share of Prosperity common stock in exchange for each of their shares of the Company’s common stock. Prosperity will issue approximately 10,875,000 shares for all outstanding shares of the Company’s common stock and all options to acquire the Company’s common stock. The transaction values the Company at approximately $357.1 million or $32.84 per share (based on a Prosperity stock price of $32.84, the average closing price of Prosperity for the last 20 trading days ended July 18, 2006). The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the shareholders of the Company and Prosperity. The merger is currently expected to be completed in the first quarter of 2007, although delays could occur.

Recent Developments. On April 1, 2006, the Company completed the acquisition of Northwest Bancshares, Inc. and its wholly-owned bank subsidiary, Northwest Bank (“Northwest”), Roanoke, Texas. In connection with the acquisition, the Company issued approximately 984,906 shares of its common stock and paid approximately $12.4 million in cash to shareholders of Northwest in exchange for all of the outstanding shares of Northwest common stock. As of March 31, 2006, Northwest had five branch locations and had, on a consolidated basis, total assets of $132.5 million, total loans of $107.1 million, total deposits of $121.1 million and shareholders’ equity of $11.3 million. The Company is operating Northwest Bank as a separate banking subsidiary. As of June 30, 2006, Northwest had total assets of $165.5 million, total loans of $119.2 million, and total deposits of $128.3 million.

During the second quarter of 2006, the Company closed seven underperforming mortgage offices. These offices were originally acquired as part of the Community Home Loan acquisition. Management has determined these discontinued operations to be immaterial to the condensed consolidated financial statements.

General. The Company is the bank holding company for State Bank, a commercial bank headquartered in La Grange, Texas, GNB Financial, n.a., a commercial bank headquartered in Gainesville, Texas, Gateway National Bank, a commercial bank headquartered in Dallas, Texas, and Northwest Bank, a commercial bank headquartered in Roanoke, Texas (acquired on April 1, 2006). State Bank has twenty-five (25) full service banking locations serving twelve counties within central and south central Texas, GNB Financial has seven (7) full service banking centers located in Cooke, Denton and Ellis counties surrounding the Dallas-Ft. Worth metroplex, Gateway National Bank has six (6) full service banking centers located in the Dallas metropolitan area, and Northwest Bank has five (5) full service banking centers located in and around the Dallas-Fort Worth metroplex. In addition, State Bank operates seven (7) mortgage loan production offices (“LPO’s”) and three (3) limited services branches (“LSB’s”) located in Dallas, San Antonio and Austin, Texas. These LSB’s have the capability to make lending decisions, in addition to obtaining loan applications. The Company provides a wide array of financial services to small and medium-sized businesses, including commercial loans and commercial mortgage loans, and loans to individuals, including 1-4 family residential mortgage loans and consumer loans.

Net earnings for the three months ended June 30, 2006 were $4.2 million, an increase of $1.5 million or 59.2% compared with $2.6 million for the same three months of 2005. Basic and diluted EPS for the three months ended June 30, 2006 were both $0.39, an increase of $0.06 per share or 18.2%, compared with both basic and diluted EPS of $0.33 for the same three months of 2005. The higher net earnings and diluted EPS for the three months ended June 30, 2006, compared with the same three months of 2005, were primarily due to growth associated with the acquisitions of Gateway National Bank (“Gateway”) on December 1, 2005, The Express Bank of Texas (“Express”) on February 14, 2006, and Northwest Bank (“Northwest”) on April 1, 2006, and organic growth. Weighted average basic shares outstanding for the three months ended

June 30, 2006 were approximately 10,576,000 compared with 7,805,000 for the same three months of 2005. Weighted average diluted shares outstanding for the three months ended June 30, 2006 were approximately 10,753,000 compared with 7,964,000 for the same three months of 2005.

Net earnings for the six months ended June 30, 2006 were $8.0 million, an increase of $2.5 million or 47.0% compared with $5.4 million for the same six months of 2005. Basic and diluted EPS for the six months ended June 30, 2006 were $0.79 and $0.78, respectively, both increases of $0.10 per share or 14.5% and 14.7%, respectively, compared with basic and diluted EPS of $0.69 and $0.68, respectively, for the same six months of 2005. The higher net earnings and diluted EPS for the six months ended June 30, 2006, compared with the same six months of 2005, were primarily due to growth associated with the acquisitions of Gateway, Express, and Northwest and organic growth as mentioned above. Additionally, there have been four increases in the prime lending rate (totaling 100 basis points) since December 31, 2005, which has positively impacted earnings on variable rate earning assets for the six months ended June 30, 2006. Weighted average basic shares outstanding for the six months ended June 30, 2006 were approximately 10,012,000 compared with 7,802,000 for the same six months of 2005. Weighted average diluted shares outstanding for the six months ended June 30, 2006 were approximately 10,146,000 compared with 7,966,000 for the same six months of 2005.

Total assets at June 30, 2006 were $1.818 billion, an increase of $265.8 million or 17.1% compared with $1.552 billion at December 31, 2005. The return on average assets for the three months ended June 30, 2006 was 0.93%, an increase of 7 basis points compared with 0.86% for the same three months of 2005. The return on average assets for the six months ended June 30, 2006 was 0.95%, an increase of 3 basis points compared with 0.92% for the same six months of 2005. Total investments (investment securities and Federal Funds sold and other temporary investments) at June 30, 2006 were $290.3 million, a decrease of $12.5 million or 4.1% compared with total investments of $302.8 million at December 31, 2005. Total loans (including loans held for sale) at June 30, 2006 were $1.255 billion, an increase of $223.4 million or 21.6% compared with total loans (including loans held for sale) of $1.032 billion at December 31, 2005. Total deposits at June 30, 2006 were $1.323 billion, an increase of $201.1 million or 17.9% compared with total deposits of $1.121 billion at December 31, 2005. Borrowings at June 30, 2006 were $220.3 million, an increase of $14.5 million or 7.1% compared with borrowings of $205.8 million at December 31, 2005.

Shareholders’ equity at June 30, 2006 was $169.3 million, an increase of $31.4 million or 22.8% compared with shareholders’ equity of $137.9 million at December 31, 2005. The increase was primarily the result of the acquisitions of Express and Northwest, net earnings for the first six months of 2006 and the issuance of common stock upon exercise of employee stock options. The return on average equity for the three months ended June 30, 2006 was 9.89%, an increase of 1 basis point compared with 9.88% for the same three months of 2005. The return on average tangible equity for the three months ended June 30, 2006 was 26.32%, an increase of 779 basis points compared with 18.53% for the same three months of 2005. The return on average equity for the six months ended June 30, 2006 was 10.28%, a decrease of 6 basis points compared with 10.34% for the same six months of 2005. The return on average tangible equity for the six months ended June 30, 2006 was 24.77%, an increase of 535 basis points compared with 19.42% for the same six months of 2005.

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

Share-Based Compensation: On January 1, 2006, the Company changed its method of accounting for stock options in connection with the adoption of the provisions of SFAS No. 123 (R), “Share-based Payment (Revised 2004),” which eliminates the ability to account for stock-based compensation using the intrinsic value method of APB 25 and requires such transactions to be recognized in the statement of earnings based on their fair values at the date of grant. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore did not restate its financial results for prior periods. SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006 and requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes-Merton option-pricing model which requires the input of highly subjective assumptions. Please refer to Note 2 to the condensed consolidated financial statements for further information.

Net Interest Income. Net interest income, before the provision for loan losses, for the three months ended June 30, 2006 was $19.3 million, an increase of $6.4 million or 49.2% compared with $12.9 million for the same three months of 2005. The net interest margin for the three months ended June 30, 2006 was 5.03%, an improvement of 15 basis points compared with 4.88% for the same three months of 2005. Net interest income, before the provision for loan losses, for the six months ended June 30, 2006 was $35.8 million, an increase of $10.8 million or 43.1% compared with $25.0 million for the same six months of 2005. The net interest margin for the six months ended June 30, 2006 was 4.98%, an improvement of 10 basis points compared with 4.88% for the same six months of 2005.

The increases in net interest income and the improvements in the net interest margins for the three and six months ended June 30, 2006, compared with the same three and six months ended June 30, 2005, were primarily due to larger earning asset volumes as a result of the acquisitions of Gateway, Express and Northwest and continued internal growth. In addition, increased market interest rates contributed to higher yields on existing and newly established earning assets. This was partially offset by increased pricing pressures on interest-bearing liabilities, higher market interest rates and increased interest-bearing liability volumes. As long as market interest rates remain at current levels or increase, the Company’s net interest margin is anticipated to remain consistent but may experience pressure should market interest rates decline.

Interest Income. Interest income from average earning assets for the three months ended June 30, 2006 was $29.9 million, an increase of $12.1 million or 68.0% compared with $17.8 million for the same three months of 2005. Interest income from average earning assets for the six months ended June 30, 2006 was $54.9 million, an increase of $20.6 million or 60.0% compared with $34.3 million for the same six months of 2005. The increases in both periods compared with the same periods in 2005 were primarily due to larger earning asset volumes as a result of acquisitions and internal growth, in addition to increased yields on earning assets as a result of higher market interest rates.

Average earning assets for the three months ended June 30, 2006 were $1.539 billion, an increase of $476.1 million or 44.8% compared with average earning assets of $1.063 billion for the same three months of 2005. Average earning assets for the six months ended June 30, 2006 were $1.449 billion, an increase of $415.1 million or 40.1% compared with average earning assets of $1.034 billion for the same six months of 2005.

The yield on average earning assets for the three months ended June 30, 2006 was 7.78%, an increase of 107 basis points compared with the yield on average earning assets of 6.71% for the same three months of 2005. The yield on average earning assets for the six months ended June 30, 2006 was 7.64%, an increase of 95 basis points compared with the yield on average earning assets of 6.69% for the same six months of 2005.

Interest income from average total loans for the three months ended June 30, 2006 was $26.6 million, an increase of $11.8 million or 79.3% compared with $14.8 million for the same three months of 2005. Interest income from average total loans for the six months ended June 30, 2006 was $48.5 million, an increase of $20.0 million or 70.3% compared with $28.5 million for the same six months of 2005. The increases in both periods were primarily due to higher loan volumes as a result of acquisitions and internal growth. In addition to increased loan volumes, higher market interest rates were also a contributing factor towards higher loan yields.

Average total loans for the three months ended June 30, 2006 were $1.228 billion, an increase of $472.8 million or 62.6% compared with average total loans of $754.9 million for the same three months of 2005. Average total loans for the six months ended June 30, 2006 were $1.141 billion, an increase of $414.0 million or 56.9% compared with average total loans of $727.5 million for the same six months of 2005.

The yield on average total loans for the three months ended June 30, 2006 was 8.69%, an increase of 80 basis points compared with the yield on average total loans of 7.89% for the same three months of 2005. The yield on average total loans for the six months ended June 30, 2006 was 8.58%, an increase of 68 basis points compared with the yield on average total loans of 7.90% for the same six months of 2005.

Interest income from average total investments (total investment securities and Federal Funds sold) for the three months ended June 30, 2006 was $3.2 million, an increase of $309,000 or 10.5% compared with $2.9 million for the same three months of 2005. Interest income from average total investments for the six months ended June 30, 2006 was $6.4 million, an increase of $542,000 or 9.3% compared with $5.8 million for the same six months of 2005. The increases in both periods were primarily due to increased market interest rates on the overall investment portfolio. In addition, the increase in interest income from investments was also the result of portfolio repositioning in order to maximize yield, as individual investments matured, were sold, and/or became due for repricing.

Average total investments for the three months ended June 30, 2006 were $311.6 million, an increase of $3.3 million or 1.1% compared with average total investments of $308.3 million for the same three months of 2005. Average total investments for the six months ended June 30, 2006 were $307.7 million, an increase of $1.1 million or 0.4% compared with average total investments of $306.6 million for the same six months of 2005.

The yield on average total investments for the three months ended June 30, 2006 was 4.18%, an increase of 36 basis points compared with the yield on average total investments of 3.82% for the same three months of 2005. The yield on average total investments for the six months ended June 30, 2006 was 4.16%, an increase of 34 basis points compared with the yield on average total investments of 3.82% for the same six months of 2005.

Interest Expense. Interest expense from average interest-bearing liabilities for the three months ended June 30, 2006 was $10.6 million, an increase of $5.7 million or 118.2% compared with $4.8 million for the same three months of 2005. Interest expense from average interest-bearing liabilities for the six months ended June 30, 2006 was $19.1 million, an increase of $9.8 million or 105.6% compared with $9.3 million for the same six months of 2005. The increases in both periods compared with the same periods in 2005 were primarily due to increased pricing pressures on interest-bearing liabilities as a result of higher market interest rates in addition to increased interest-bearing liability volumes as a result of acquisitions, internal growth, and additional funding requirements to support earning asset growth.

Average interest-bearing liabilities for the three months ended June 30, 2006 were $1.233 billion, an increase of $344.8 million or 38.8% compared with average interest-bearing liabilities of $888.4 million for the same three months of 2005. Average interest-bearing liabilities for the six months ended June 30, 2006 were $1.173 billion, an increase of $307.8 million or 35.6% compared with average interest-bearing liabilities of $865.3 million for the same six months of 2005.

The cost of average interest-bearing liabilities for the three months ended June 30, 2006 was 3.43%, an increase of 125 basis points compared with the cost of average interest-bearing liabilities of 2.18% for the same three months of 2005. The cost of average interest-bearing liabilities for the six months ended June 30, 2006 was 3.29%, an increase of 112 basis points compared with the cost of average interest-bearing liabilities of 2.17% for the same six months of 2005.

Interest expense from average interest-bearing deposits for the three months ended June 30, 2006 was $6.7 million, an increase of $3.4 million or 100.3% compared with $3.3 million for the same three months of 2005. Interest expense from average interest-bearing deposits for the six months ended June 30, 2006 was $12.1 million, an increase of $5.7 million or 89.0% compared with $6.4 million for the same six months of 2005. The increases in both periods were primarily due to increased pricing pressures on the interest rates paid for interest-bearing deposits as a result of higher market interest rates. Additionally, increased interest-bearing deposit volumes, as a result of acquisitions and internal growth, contributed to the higher interest expense paid for interest-bearing deposits.

Average interest-bearing deposits for the three months ended June 30, 2006 were $946.2 million, an increase of $252.7 million or 36.4% compared with average interest-bearing deposits of $693.4 million for the same three months of 2005. Average interest-bearing deposits for the six months ended June 30, 2006 were $900.7 million, an increase of $206.0 million or 29.7% compared with average interest-bearing deposits of $694.7 million for the same six months of 2005.

The interest rate paid for average interest-bearing deposits for the three months ended June 30, 2006 was 2.84%, an increase of 90 basis points compared with the interest rate paid for average interest-bearing deposits of 1.94% for the same three months of 2005. The interest rate paid for average interest-bearing deposits for the six months ended June 30, 2006 was 2.72%, an increase of 85 basis points compared with the interest rate paid for average interest-bearing deposits of 1.87% for the same six months of 2005.

Interest expense from average total borrowings (Federal Funds purchased, junior subordinated deferrable interest debentures, securities sold under repurchase agreements and other borrowings) for the three months ended June 30, 2006 was $3.8 million, an increase of $2.3 million or 158.6% compared with $1.5 million for the same three months of 2005. Interest expense from average total borrowings for the six months ended June 30, 2006 was $7.0 million, an increase of $4.1 million or 142.6% compared with $2.9 million for the same six months of 2005. The increases in both periods were primarily due to higher market interest rates paid for borrowings and higher borrowing volumes, as a result of increased funding requirements to support earning asset growth.

Average total borrowings for the three months ended June 30, 2006 were $287.1 million, an increase of $92.1 million or 47.2% compared with average total borrowings of $195.0 million for the same three months of 2005. Average total borrowings for the six months ended June 30, 2006 were $272.4 million, an increase of $101.7 million or 59.6% compared with average total borrowings of $170.6 million for the same six months of 2005.

The interest rate paid for average total borrowings for the three months ended June 30, 2006 was 5.37%, an increase of 231 basis points compared with the interest rate paid for average total borrowings of 3.06% for the same three months of 2005. The interest rate paid for average total borrowings for the six months ended June 30, 2006 was 5.17%, an increase of 177 basis points compared with the interest rate paid for average total borrowings of 3.40% for the same six months of 2005.

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

	For the Three Months Ended June 30,
	2006			2005
	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Total loans	$1,227,693	$26,613	8.69%	$754,879	$14,840	7.89%
Taxable securities	246,240	2,539	4.14	291,541	2,810	3.87
Tax-exempt securities	43,779	441	4.04	12,488	97	3.12
Federal funds sold	21,580	267	4.96	4,313	31	2.88

Total interest-earning assets	1,539,292	29,860	7.78	1,063,221	17,778	6.71
Less: allowance for loan losses	(11,123)			(7,014)

Total interest-earning assets, net of allowance	1,528,169			1,056,207
Noninterest-earning assets	269,568			155,838

Total assets	$1,797,737			$1,212,045

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$235,404	$984	1.68%	$218,768	$715	1.31%
Saving and money market accounts	289,484	1,565	2.17	157,162	504	1.29
Time deposits	421,295	4,160	3.96	317,519	2,131	2.69
Federal funds purchased	18,291	231	5.07	37,038	331	3.58
Junior subordinated deferrable interest debentures	49,996	965	7.74	17,520	391	8.95
Repurchase agreements	13,252	59	1.79	6,256	26	1.67
Other borrowings	205,520	2,588	5.05	134,168	738	2.21

Total interest-bearing liabilities	1,233,242	10,552	3.43	888,431	4,836	2.18
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	374,252			202,440
Other liabilities	21,553			15,109

Total liabilities	1,629,047			1,105,980
Shareholders’ equity	168,690			106,065

Total liabilities and shareholders’ equity	$1,797,737			$1,212,045

Net interest income		$19,308			$12,942

Net interest spread			4.35%			4.53%
Net interest margin			5.03%			4.88%

(1) Annualized

	For the Six Months Ended June 30,
	2006			2005
	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Total loans	$1,141,471	$48,548	8.58%	$727,491	$28,499	7.90%
Taxable securities	243,166	4,969	4.12	293,104	5,577	3.84
Tax-exempt securities	40,343	815	4.07	10,599	194	3.69
Federal funds sold	24,181	568	4.74	2,848	39	2.76

Total interest-earning assets	1,449,161	54,900	7.64	1,034,042	34,309	6.69
Less: allowance for loan losses	(10,512)			(6,921)

Total interest-earning assets, net of allowance	1,438,649			1,027,121
Noninterest-earning assets	247,716			157,838

Total assets	$1,686,365			$1,184,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$232,149	$1,872	1.63%	$229,304	$1,488	1.31%
Saving and money market accounts	278,626	2,987	2.16	158,494	977	1.24
Time deposits	389,913	7,287	3.77	306,858	3,962	2.60
Federal funds purchased	13,109	333	5.12	27,521	507	3.71
Junior subordinated deferrable interest debentures	45,872	1,724	7.58	17,520	781	8.99
Repurchase agreements	9,916	98	1.99	5,874	46	1.58
Other borrowings	203,473	4,833	4.79	119,722	1,547	2.61

Total interest-bearing liabilities	1,173,058	19,134	3.29	865,293	9,308	2.17
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	338,794			195,364
Other liabilities	18,390			18,467

Total liabilities	1,530,242			1,079,124
Shareholders’ equity	156,123			105,835

Total liabilities and shareholders’ equity	$1,686,365			$1,184,959

Net interest income		$35,766			$25,001

Net interest spread			4.35%			4.52%
Net interest margin			4.98%			4.88%

(1) Annualized

The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) attributable to changes in outstanding balances and changes in interest rates for the three and six months ended June 30, 2006 compared with the same three and six months ended June 30, 2005. For purposes of this table, changes attributable to both volume and rate have been allocated proportionately to the change due to volume and rate.

	For the Three Months Ended
	June 30,
	2006 vs. 2005
	Increase (Decrease) Due to
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$9,295	$2,478	$11,773
Taxable securities	(437)	166	(271)
Tax-exempt securities	243	101	344
Federal funds sold	124	112	236

Total increase in interest income	9,225	2,857	12,082

Interest-bearing liabilities:
Interest-bearing demand deposits	$54	$215	$269
Savings and money market accounts	424	637	1,061
Time deposits	696	1,333	2,029
Federal funds purchased	(168)	68	(100)
Junior subordinated deferrable interest debentures	725	(151)	574
Repurchase agreements	29	4	33
Other borrowings	392	1,458	1,850

Total increase in interest expense	2,152	3,564	5,716

Increase (decrease) in net interest income	$7,073	$(707)	$6,366

	For the Six Months Ended June 30,
	2006 vs. 2005
	Increase (Decrease) Due to
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$16,217	$3,832	$20,049
Taxable securities	(950)	342	(608)
Tax-exempt securities	544	77	621
Federal funds sold	292	237	529

Total increase in interest income	16,103	4,488	20,591

Interest-bearing liabilities:
Interest-bearing demand deposits	$18	$366	$384
Savings and money market accounts	741	1,269	2,010
Time deposits	1,072	2,253	3,325
Federal funds purchased	(266)	92	(174)
Junior subordinated deferrable interest debentures	1,264	(321)	943
Repurchase agreements	32	20	52
Other borrowings	1,082	2,204	3,286

Total increase in interest expense	3,943	5,883	9,826

Increase (decrease) in net interest income	$12,160	$(1,395)	$10,765

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. The provision for loan losses for the three months ended June 30, 2006 was $635,000, a decrease of $406,000 or 39.0% compared with $1.0 million for the same three months of 2005. The decrease in the provision for loan losses for the three months ended June 30, 2006, compared with the same three months in 2005, was primarily due to a decrease in nonperforming loans.

The provision for loan losses for the six months ended June 30, 2006 was $1.2 million, a decrease of $568,000 or 32.2% compared with $1.8 million for the same six months of 2005. The decrease in the provision for loan losses for the six months ended June 30, 2006 compared with the same six months in 2005, was primarily due to a decrease in nonperforming loans.

The allowance for loan losses at June 30, 2006 was approximately $11.0 million, an increase of $1.4 million or 14.6% compared with the allowance for loan losses of $9.6 million at December 31, 2005, and an increase of $3.6 million or 48.9% compared with the allowance for loan losses of $7.4 million at June 30, 2005. At June 30, 2006, the ratio of the allowance for loan losses to total loans was 0.88% compared with 0.93% at December 31, 2005 and 0.94% at June 30, 2005.

Noninterest Income. Total noninterest income for the three months ended June 30, 2006 was $6.7 million, an increase of $1.5 million or 28.2% compared with $5.2 million for the same three months of 2005. Service charges on deposit accounts for the three months ended June 30, 2006 were $3.1 million, an increase of $1.1 million or 55.8% compared with $2.0 million for the same three months of 2005. Other noninterest income for the three months ended June 30, 2006 was $1.5 million, an increase of $770,000 or 109.4% compared with $704,000 for the same three months of 2005. The increase in service charges on deposit accounts and in other noninterest income was primarily the result of increased revenues received on an expanded customer base as a result of the recent acquisitions and internal growth.

Mortgage servicing revenue for the three months ended June 30, 2006 was $451,000, an increase of $188,000 or 71.5% compared with $263,000 for the same three months of 2005. Net losses on sales of securities for the three months ended June 30, 2006 were $134,000, an increase of $50,000 or 59.5% compared with net losses of $84,000 for the same three months of 2005. The increase in net losses on sales of securities was primarily the result of investment portfolio repositioning in order to maximize yields on earning assets. Net gains on sales of loans for the three months ended June 30, 2006 were $1.9 million, a decrease of $533,000 or 22.3% compared with $2.4 million for the same three months of 2005. This was primarily due to changes between original loan pricing expectations and actual market results which have been influenced by increasing market interest rates.

Total noninterest income for the six months ended June 30, 2006 was $13.5 million, an increase of $1.9 million or 16.7% compared with $11.5 million for the same six months of 2005. Service charges on deposit accounts for the six months ended June 30, 2006 were $5.6 million, an increase of $1.8 million or 47.4% compared with $3.8 million for the same six months of 2005. Other noninterest income for the six months ended June 30, 2006 was $3.7 million, an increase of $1.4 million or 60.7% compared with $2.3 million for the same six months of 2005. The increase in service charges on deposit accounts and in other noninterest income was primarily the result of increased revenues received on an expanded customer base as a result of internal growth and the recent acquisitions, in addition to a $433,000 gain on sale of other real estate (recognized in the first quarter of 2006), previously acquired in connection with the Gateway acquisition.

Mortgage servicing revenue for the six months ended June 30, 2006 was $677,000, an increase of $118,000 or 21.1% compared with $559,000 for the same six months of 2005. Net losses on sales of securities for the six months ended June 30, 2006 were $132,000, an increase of $10,000 or 8.2% compared with net losses of $122,000 for the same six months of 2005. Net gains on sales of loans for the six months ended June 30, 2006 were $3.6 million, a decrease of $1.4 million or 28.0% compared with $5.0 million for the same six months of 2005. This decrease was primarily due to changes between original loan pricing expectations and actual market results which have been influenced by continued increases in market interest rates.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)

Service charges on deposit accounts	$3,082	$1,978	$5,618	$3,812
Mortgage servicing revenue	451	263	677	559
Net loss on sales of securities	(134)	(84)	(132)	(122)
Net gain on sales of mortgage loans	1,852	2,385	3,584	4,975
Other noninterest income	1,474	704	3,727	2,319

Total noninterest income	$6,725	$5,246	$13,474	$11,543

Noninterest Expense. Total noninterest expense for the three months ended June 30, 2006 was $19.3 million, an increase of $6.1 million or 46.2% compared with $13.2 million for the same three months of 2005. The increase in total noninterest expense for the three months ended June 30, 2006, compared with the same three months of 2005, primarily reflects the impact of the Company’s acquisition activities which includes the acquisitions of Gateway, Express, and Northwest. The efficiency ratio for the three months ended June 30, 2006 was 71.29%, an increase of 68 basis points compared with 70.61% for the same three months of 2005. The Company’s efficiency ratios are calculated on a net basis which excludes intangible amortization and securities gains and losses, and includes interest income on a fully tax-equivalent basis.

Employee compensation and benefits expense for the three months ended June 30, 2006 represented 56.1% of total noninterest expense and was $10.8 million, an increase of $2.6 million or 32.2% compared with $8.2 million for the same three months of 2005. The increase reflects additional staff acquired with the acquisitions of Gateway, Express, and Northwest, staff to operate State Bank’s three new full-service banking centers opened in the third and fourth quarters of 2005, and customary annual employee salary increases. Also included in employee compensation and benefits expense for the three months ended June 30, 2006 was $470,000 associated with incentive payments projected for 2006.

Non-staff expense for the three months ended June 30, 2006 was $8.5 million, an increase of $3.5 million or 68.9% compared with $5.0 million for the same three months of 2005. The increase of $3.5 million in non-staff expense for the three months ended June 30, 2006, compared with the same three months of 2005, was primarily the result of added operating expense with the acquisitions of Gateway, Express, and Northwest, mainly within the categories of net occupancy, depreciation and amortization, legal and professional fees and other noninterest expense. The increase in net occupancy was primarily the result of added occupancy costs associated with the recent acquisitions. The increase in legal and professional fees was primarily associated with the acquisition projects and related compliance costs. The increase in other noninterest expense for the three months ended June 30, 2006 was also primarily the result of added operating costs associated with the recent acquisitions. Also included in other noninterest expense for the three months ended June 30, 2006 was $365,600 of stock appreciation rights expense as a result of recent appreciation in the Company’s stock price and $88,200 of restricted stock compensation expense and $39,600 of stock option compensation expense.

Total noninterest expense for the six months ended June 30, 2006 was $36.4 million, an increase of $9.7 million or 36.6% compared with $26.6 million for the same six months of 2005. The increase in total noninterest expense for the six months ended June 30, 2006, compared with the same six months of 2005, primarily reflects the impact of the Company’s acquisition activities which includes the acquisitions of Gateway, Express, and Northwest. The efficiency ratio for the six months ended June 30, 2006 was 71.40%, an increase of 32 basis points compared with 71.08% for the same six months of 2005.

Employee compensation and benefits expense for the six months ended June 30, 2006 represented 57.8% of total noninterest expense and was $21.0 million, an increase of $5.8 million or 38.0% compared with $15.2 million for the same six months of 2005. The increase reflects the additional staff acquired with the acquisitions of Gateway, Express, and Northwest, staff to operate State Bank’s three new full-service banking centers opened in the third and fourth quarters of 2005, and normal annual employee salary increases. Also included in employee compensation and benefits expense for the six months ended June 30, 2006 was $700,000 associated with incentive payments projected for 2006.

Non-staff expense for the six months ended June 30, 2006 was $15.3 million, an increase of $3.9 million or 34.7% compared with $11.4 million for the same six months of 2005. The increase was primarily due to added operating expense with the acquisitions of Gateway, Express, and Northwest mainly within the categories of net occupancy, depreciation and amortization, legal and professional fees and other noninterest expense, mentioned above. Included in other noninterest expense for the six months ended June 30, 2006 was $554,900 of stock appreciation rights expense as a result of recent appreciation in the Company’s stock price and $164,500 of restricted stock compensation expense and $77,300 of stock option compensation expense.

The following table presents, for the periods indicated, the major categories in noninterest expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)

Employee compensation and benefits	$10,818	$8,180	$21,035	$15,241
Non-staff expenses:
Net occupancy	1,511	513	2,908	2,318
Depreciation and amortization	2,062	723	3,263	1,829
Data processing	439	329	763	540
Legal and professional	1,004	586	1,466	1,114
Advertising	111	356	291	576
Printing and supplies	288	245	488	459
Telecommunications	364	301	745	555
Mortgage servicing expense	197	307	367	571
Other noninterest expense	2,500	1,657	5,053	3,433

Total non-staff expenses	8,476	5,017	15,344	11,395

Total noninterest expense	$19,294	$13,197	$36,379	$26,636

Financial Condition

Loan Portfolio. Total loans, including loans held for sale, at June 30, 2006 were $1.255 billion, an increase of $223.4 million or 21.6% compared with total loans of $1.032 billion at December 31, 2005. For the six months ended June 30, 2006, acquired loan growth contributed approximately $126.5 million or 56.6% of total loan growth while organic loan growth contributed approximately $96.9 million or 43.4% of total loan growth. Approximately $107.1 million or 84.7% of the acquired loan growth was attributed to the acquisition of Northwest in the second quarter of 2006 and approximately $19.4 million or 15.3% of the acquired loan growth was attributed to the acquisition of Express in the first quarter of 2006. At June 30, 2006, and December 31, 2005, the ratio of total loans to total deposits was 94.91% and 92.01%, respectively, and total loans represented 69.0% and 66.5% of total assets, respectively.

The following table summarizes the loan portfolio of the Company by type of loan at the dates indicated:

	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and industrial	$259,332	20.7%	$243,114	23.5%
Real estate:
1-4 family residential	356,456	28.4	270,951	26.3
Commercial real estate	442,832	35.3	289,607	28.1
Held for sale	25,728	2.0	17,537	1.7
Other	80,350	6.4	133,455	12.9
Consumer and other, net	90,519	7.2	77,174	7.5

Total loans (including loans held for sale)	1,255,217	100.0%	1,031,838	100.0%

Allowance for loan losses	(10,995)		(9,592)

Net loans (including loans held for sale)	$1,244,222		$1,022,246

Nonperforming Assets. The Company generally places a loan on nonaccrual status and ceases to accrue interest when loan payment performance is deemed unsatisfactory. Loans where the interest payments jeopardize the collection of principal are placed on nonaccrual status, unless the loan is both well-secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual, are recorded as a reduction of principal as long as doubt exists as to collection. Nonperforming assets consist of nonaccrual loans, accruing loans 90 days or more past due, and other real estate and repossessed assets. At June 30, 2006, total nonperforming assets were $6.5 million or 0.36% of total assets, a decrease of $530,000 or 7.5% compared with nonperforming assets of $7.1 million or 0.46% of total assets at December 31, 2005.

Nonperforming loans (nonaccrual loans and accruing loans 90 days or more past due) at June 30, 2006 totaled $5.0 million or 0.40% of total loans, an increase of $305,000 or 6.5% compared with nonperforming loans of $4.7 million or 0.46% of total loans at December 31, 2005. Other real estate and repossessed assets at June 30, 2006 totaled $1.5 million, a decrease of $835,000 or 35.4% compared with other real estate and repossessed assets of $2.4 million at December 31, 2005.

The following table presents information regarding nonperforming assets at the dates indicated:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)

Nonaccrual loans	$3,479	$2,544
Accruing loans past due 90 days or more	1,542	2,172
Other real estate and other repossessed assets	1,525	2,360

Total nonperforming assets	$6,546	$7,076

Nonperforming assets to total assets	0.36%	0.46%
Nonperforming assets to total loans, other real estate and repossessed assets	0.52%	0.68%
Nonperforming loans to total loans	0.40%	0.46%

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

For the six months ended June 30, 2006, net charge-offs were $1.4 million or 0.25% of average total loans, an increase of approximately $327,000 or 30.7% compared with $1.1 million or 0.30% of average total loans for the same six months of 2005. The allowance for loan losses at June 30, 2006 was $11.0 million or 0.88% of total loans, an increase of $1.4 million or 14.6% compared with $9.6 million or 0.93% of total loans at December 31, 2005. The ratio of the allowance for loan losses to nonperforming loans at June 30, 2006 was 218.98% compared with 203.39% at December 31, 2005.

The following table presents an analysis of the allowance for loan losses and other related data:

	Six Months Ended June 30, 2006	Year Ended December 31, 2005
	(Dollars in thousands)

Average loans outstanding	$1,141,471	$783,512

Gross loans outstanding at end of period	$1,255,217	$1,031,838

Allowance for loan losses at beginning of period	$9,592	$6,685
Provision for loan losses	1,195	3,838
Balances from acquisitions	1,600	1,799
Charge-offs:
Commercial and industrial	(876)	(1,249)
Real estate	(241)	(768)
Consumer	(211)	(827)
Other	(592)	(812)

Total charge-offs	(1,920)	(3,656)
Recoveries:
Commercial and industrial	76	359
Real estate	76	180
Consumer	90	119
Other	286	268

Total recoveries	528	926

Net charge-offs	(1,392)	(2,730)

Allowance for loan losses at end of period	$10,995	$9,592

Ratio of allowance for loan losses to end of period loans	0.88%	0.93%
Ratio of net charge-offs to average loans (annualized)	0.25%	0.35%
Ratio of allowance for loan losses to nonperforming loans	218.98%	203.39%

Securities. At June 30, 2006, the investment securities portfolio totaled $280.6 million, an increase of $11.5 million or 4.3% compared with total investment securities of $269.2 million at December 31, 2005, and a decrease of $23.8 million or 7.8% compared with total investment securities of $304.5 million at June 30, 2005. During the six months ended June 30, 2006, the Company acquired $5.4 million and purchased $1.083 billion in investment securities that was partially offset by sales, maturities and principal pay-downs on investment securities of $1.073 billion, an unrealized net loss on available-for-sale securities of $3.5 million and net premium amortization of $335,000.

The following tables summarize the amortized cost and their approximate fair values of securities classified as available-for-sale and held-to-maturity as of June 30, 2006:

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. government agencies	$87,626	$—	$(2,803)	$84,823
Mortgage-backed securities	142,069	—	(6,366)	135,703
State and municipal securities	18,724	—	(216)	18,508
Other	16,152	—	(135)	16,017

Total	$264,571	$—	$(9,520)	$255,051

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Held-to-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—
State and municipal securities	25,582	43	(219)	25,406
Other	—	—	—	—

Total	$25,582	$43	$(219)	$25,406

Deposits. Total deposits at June 30, 2006 were $1.323 billion, an increase of $201.1 million or 17.9% compared with total deposits of $1.121 billion at December 31, 2005. For the six months ended June 30, 2006, acquired deposit growth contributed approximately $158.9 million or 79.0% of total deposit growth while organic deposit growth contributed approximately $42.2 million or 21.0% of total deposit growth. Approximately $121.2 million or 76.3% of the acquired deposit growth came from the acquisition of Northwest in the second quarter of 2006 and approximately $37.7 million or 23.7% of the acquired deposit growth came from the acquisition of Express in the first quarter of 2006.

Noninterest-bearing demand deposits at June 30, 2006 were $377.0 million, an increase of $59.3 million or 18.7% compared with noninterest-bearing demand deposits of $317.7 million at December 31, 2005. The ratios of noninterest-bearing demand deposits to total deposits at June 30, 2006 and December 31, 2005 were 28.5% and 28.3%, respectively. Interest-bearing deposits at June 30, 2006 were $945.5 million, an increase of $141.8 million or 17.6% compared with interest-bearing deposits of $803.7 at December 31, 2005.

The following table presents, for the periods indicated, the daily average deposit balances and the related interest expense and weighted average interest rates paid on interest-bearing deposits:

	For the Six Months Ended June 30, 2006			For the Year Ended December 31, 2005
	Average Outstanding Balance	Interest Paid	Average Rate	Average Outstanding Balance	Interest Paid	Average Rate
	(Dollars in thousands)

Noninterest-bearing demand	$338,794	$—	— %	$205,721	$—	— %
Interest-bearing demand	232,149	1,872	1.63	213,106	2,746	1.29
Savings and money market	278,626	2,987	2.16	163,332	2,378	1.46
Time	389,913	7,287	3.77	305,627	8,900	2.91

Total interest-bearing deposits	900,688	12,146	2.72	682,065	14,024	2.06

Total deposits	$1,239,482	$12,146	1.98%	$887,786	$14,024	1.58%

Borrowings. The Company utilizes borrowings as an alternative funding source to supplement deposits in funding its lending and investing activities. Total borrowings consist of short-term and long-term advances from the Federal Home Loan Bank (“FHLB”), advances on a revolving credit line with a correspondent bank, and Federal Funds purchased.

At June 30, 2006, borrowings totaled $220.3 million, an increase of $14.5 million or 7.1% compared with borrowings of $205.8 million at December 31, 2005. At June 30, 2006, FHLB advances were $211.3 million, an increase of $8.0 million or 3.9% compared with $203.3 million at December 31, 2005. The FHLB advances, at June 30, 2006, had maturity dates ranging from 2006 to 2025 with interest rates ranging from 2.92% to 6.56%. At June 30, 2006, the credit line with a correspondent bank had a balance of $9.0 million, an increase of $6.5 million compared with $2.5 million at December 31, 2005. The credit line bears interest at the effective Prime lending rate minus 1.00% and expires, with renewal options, in July 2007. Federal Funds purchased at June 30, 2006 were $30.8 million, an increase of $8.9 million or 40.7% compared with Federal Funds purchased of $21.9 million at December 31, 2005.

The following table presents the Company’s borrowings at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(In thousands)

FHLB advances	$211,278	$203,255
Balance on $20.0 million line of credit	9,000	2,500

Total borrowings	220,278	205,755
Federal Funds purchased	30,807	21,901

Total borrowings and Federal Funds purchased	$251,085	$227,656

Junior Subordinated Deferrable Interest Debentures. Junior subordinated deferrable interest debentures at June 30, 2006 were approximately $50.0 million, an increase of $12.4 million or 32.9% compared with $37.6 million at December 31, 2005, and an increase of $32.5 million or 185.7% compared with $17.5 million at June 30, 2005. The increase for the six months ended June 30, 2006, compared with December 31, 2005 was related to $12.4 million in junior subordinated deferrable interest debentures issued to a newly formed subsidiary trust on March 31, 2006. The Company’s outstanding junior subordinated deferrable interest debentures issued to its subsidiary trusts as of June 30, 2006 are detailed as follows (dollars in thousands):

Description	Issuance Date	Call Date	Trust Preferred Securities Outstanding	Interest Rate (1)	Junior Subordinated Debt Owed To Trusts	Final Maturity Date

TXUI Statutory Trust I	09/07/2000	09/07/2010	$7,000	10.60%	$7,210	09/07/2030
TXUI Statutory Trust II	12/19/2003	12/19/2008	5,000	6.45% (2)	5,155	12/19/2033
GNB Capital Trust I (3)	11/14/2001	11/14/2006	5,000	9.95%	5,155	11/14/2031
TXUI Statutory Trust III (4)	11/30/2005	12/15/2010	15,500	3-Month LIBOR + 1.39%	15,980	12/15/2035
Gateway Statutory Trust I (5)	03/26/2002	03/26/2007	4,000	3-Month LIBOR + 3.60% (6)	4,124	03/26/2032
TXUI Statutory Trust IV (7)	03/31/2006	06/30/2011	12,000	3-Month LIBOR + 1.39%	12,372	06/30/2041

(1)	The 3-Month LIBOR in effect as of June 30, 2006 was 5.51%.
(2)	The debentures bear a fixed interest rate until December 19, 2008, when the rate begins to float on a quarterly basis based on the 3-Month LIBOR plus 2.85%.
(3)	Assumed in connection with the acquisition of GNB Bancshares, Inc. on October 1, 2004.
(4)	Issued to facilitate the acquisition of Gateway Holding Company, Inc. on December 1, 2005.
(5)	Assumed in connection with the acquisition of Gateway Holding Company, Inc. on December 1, 2005.
(6)	The debentures bore a fixed interest rate of 5.59% until June 26, 2002, when the rate began to float on a quarterly basis based on the 3-Month LIBOR plus 3.60%; provided that prior to March 26, 2007, the rate will not exceed 11.00%.
(7)	Issued to facilitate the acquisition of Northwest Bancshares, Inc. on April 1, 2006.

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

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. At June 30, 2006, the Company had cash and cash equivalents of $76.2 million, a decrease of approximately $19.2 million or 20.1% compared with $95.4 million at December 31, 2005. The Company views time deposits as a stable means of supporting loan growth. The Company believes, based on its historical experience, that its large time deposits have core-type characteristics. The Company anticipates that this source of funding will continue to sustain a portion of the Company’s asset growth in the future.

Capital Resources. Shareholders’ equity at June 30, 2006 was $169.3 million, an increase of $31.4 million or 22.8% compared with shareholders’ equity of $137.9 million at December 31, 2005. The increase in shareholders’ equity for the six months ended June 30, 2006, compared with December 31, 2005, was primarily the result of common stock issued in connection with the acquisitions of Northwest and Express, net earnings and the issuance of common stock to employees upon the exercise of stock options. At June 30, 2006, there were approximately 10,641,000 shares of the Company’s common stock outstanding. The ratio of average equity to average assets for the six months ended June 30, 2006 was 9.26%, an increase of 33 basis points compared with 8.93% for the year ended December 31, 2005, and an increase of 33 basis points compared with 8.93% for the six months ended June 30, 2005.

The following table provides a comparison of the leverage and risk-weighted capital ratios to the minimum and well-capitalized regulatory standards for the Company, State Bank, GNB Financial, Gateway National Bank, and Northwest Bank as of June 30, 2006:

	Minimum Required For Capital Adequacy Purposes	To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at June 30, 2006
Texas United:
Leverage ratio	4.00%(1)	N/A	7.35%
Tier 1 risk-based capital ratio	4.00	N/A	9.31
Risk-based capital ratio	8.00	N/A	10.13
State Bank:
Leverage ratio	4.00%(2)	5.00%	7.44%
Tier 1 risk-based capital ratio	4.00	6.00	9.40
Risk-based capital ratio	8.00	10.00	10.15
GNB Financial:
Leverage ratio	4.00%(3)	5.00%	9.53%
Tier 1 risk-based capital ratio	4.00	6.00	11.56
Risk-based capital ratio	8.00	10.00	12.39
Gateway National Bank:
Leverage ratio	4.00%(3)	5.00%	7.47%
Tier 1 risk-based capital ratio	4.00	6.00	10.98
Risk-based capital ratio	8.00	10.00	12.09
Northwest Bank:
Leverage ratio	4.00%(3)	5.00%	8.73%
Tier 1 risk-based capital ratio	4.00	6.00	9.90
Risk-based capital ratio	8.00	10.00	10.82

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require State Bank and/or Northwest Bank to maintain a leverage ratio above the required minimum.
(3)	The OCC may require GNB Financial and/or Gateway National Bank to maintain a leverage ratio above the required minimum.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes since December 31, 2005. For more information regarding quantitative and qualitative disclosures about market risk, please refer to the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2005, and in particular, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity and Market Risk.”

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a defendant in various legal proceedings arising in the normal course of business. The Company does not believe that the outcome of any such proceedings will have a material effect on its consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Risks Associated with the Company’s Pending Merger with Prosperity Bancshares, Inc.

Failure to complete the pending merger with Prosperity Bancshares, Inc. could materially and adversely affect the Company’s stock price and results of operations.

On July 18, 2006, the Company entered into a definitive merger agreement with Prosperity Bancshares, Inc. whereby it would merge with and into Prosperity. Completion of the merger is subject to certain conditions, including approval by the Company’s shareholders and the shareholders of Prosperity, regulatory approvals, and various other closing conditions. The Company cannot assure you that these conditions will be met or waived, that the necessary approvals will be obtained or that we will be able to successfully consummate the merger as currently contemplated under the merger agreement or at all. If the merger is not completed:

•	the market price of the Company’s common stock may decline to the extent that the current market price includes a market assumption that the merger will be completed;

•	the Company will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs related to the merger, and may not receive any termination fee from Prosperity;

•	the inability to retain employees in the interim period may be significant and the Company may find it difficult to continue as a stand-alone entity; and

•	the Company may experience a negative reaction to the termination of the merger from its customers, employees or affiliates which may adversely impact its future results of operations as a stand-alone entity.

The occurrence of any of these events individually or in combination could have a material adverse effect on the Company’s financial condition, results of operations and its stock price. In addition, if the merger agreement is terminated and the Company’s board of directors seeks another merger or business combination, the Company may not be able to find a party willing to pay a price equal to or more attractive than the price Prosperity has agreed to pay.

Fluctuations in market prices of Prosperity common stock will affect the value that the Company’s shareholders receive for their shares of its common stock.

Upon completion of the merger, shares of the Company’s common stock (other than any dissenting shares) will be converted into shares of Prosperity common stock. While the merger consideration has been generally structured to provide that the Company’s shareholders will receive, for each of their shares of common stock, one (1) share of Prosperity common stock, in the event the average closing price of Prosperity common stock during the 20 consecutive trading days ending on and including the tenth trading day prior to the closing date of the merger falls below $28.50, the Company may give notice to terminate the merger agreement, subject to Prosperity’s right, in its sole discretion, to increase the exchange ratio with respect to the number of shares of Prosperity common stock that the Company’s shareholders will receive, to a number of shares that will result in a per share consideration valued at $28.50 based on the average closing price of Prosperity common stock. In the event the average closing price of Prosperity common stock for the same time period rises above $34.84, the exchange ratio shall automatically be decreased to a number of shares of Prosperity common stock that will result in a per share consideration valued at $34.84 based on the average closing price of Prosperity common stock.

In the event Prosperity elects to increase the exchange ratio or the exchange ratio is automatically decreased, the Company’s shareholders will receive a number of shares of Prosperity common stock greater or less than one, as the case may be, for each share of the Company common stock they hold. Because the price of Prosperity common stock will fluctuate prior to the merger, Prosperity cannot assure the Company’s shareholders of the market value or number of the shares of Prosperity common stock or of the amount of cash that they will receive in the merger.

The price of Prosperity common stock may vary from its price on the date of the joint proxy statement/ prospectus that will be sent to the Company’s shareholders, the date of the special meeting of shareholders and the date for determining the average closing price discussed above. Stock price fluctuations may result from a variety of factors, some of which are beyond the control of Prosperity, including, among other things, changes in Prosperity’s businesses, operations and prospects, regulatory considerations and general market and economic conditions. Because the date the merger is to be completed will be later than the date of the special meeting, the price of the Prosperity common stock on the date of the special meeting may not be indicative of its price on the date the merger is to be completed.

If the price of Prosperity common stock falls and the decrease exceeds a certain pre-agreed level, and if Prosperity does not elect to alter the exchange ratio to provide more shares, the Company has the right to terminate the merger agreement and the merger will not occur.

The number of shares of Prosperity common stock that the Company’s shareholders will receive in the merger may increase from the date of merger agreement until completion of the merger. More specifically, if the average closing price for Prosperity common stock during the 20 consecutive trading days ending on and including the tenth trading day prior to the closing date of the merger is less than $28.50 per share, the exchange ratio may be increased at the option of Prosperity. If Prosperity elects not to increase the exchange ratio, the Company may terminate the merger agreement.

As a result, even if the merger is approved by the Company’s shareholders, the merger may ultimately not be completed. Although the Prosperity board of directors has the ability to increase the exchange ratio and the Company’s board of directors has the power to terminate the merger agreement and abandon the merger if the second condition listed above occurs, there is no obligation of either board to exercise such power.

Prosperity may have difficulty combining the Company’s operations with its own operations or realizing the anticipated benefits of the merger.

Because the markets and industries in which the Company and Prosperity operate are highly competitive, and due to the inherent uncertainties associated with the integration of acquired companies, Prosperity may not be able to integrate the Company’s operations without encountering difficulties, including, without limitation, the loss of key employees and customers, the disruption of their respective ongoing businesses and possible inconsistencies in standards, controls and procedures. The Company expects the merger to result in certain benefits for the combined company, such as cost savings and other financial and operational benefits. The Company cannot assure you, however, when, if ever, or to the extent to which the combined company will be able to realize these benefits. Difficulties associated with integrating the two companies could have a material adverse effect on the combined company and the market price of the Prosperity common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 18, 2006. At the meeting, the shareholders of the Company considered and acted upon the following proposals:

1. Election of Directors

a.	Jimmy Jack Biffle was elected as Class II director to serve on the Company’s Board of Directors until the Company’s 2009 Annual Meeting of Shareholders and until his successor is duly elected and qualified. A total of 6,757,690 shares were voted in favor of Mr. Biffle and 410,227 shares were withheld from voting.

b.	Bryan Mitchell was elected as Class II director to serve on the Company’s Board of Directors until the Company’s 2009 Annual Meeting of Shareholders and until his successor is duly elected and qualified. A total of 6,762,425 shares were voted in favor of Mr. Mitchell and 405,092 shares were withheld from voting.

c.	Lee D. Mueller, Jr. was elected as Class II director to serve on the Company’s Board of Directors until the Company’s 2009 Annual Meeting of Shareholders and until his successor is duly elected and qualified. A total of 6,767,490 shares were voted in favor of Mr. Mueller and 400,427 shares were withheld from voting.

d.	Michael Steinhauser was elected as Class II director to serve on the Company’s Board of Directors until the Company’s 2009 Annual Meeting of Shareholders and until his successor is duly elected and qualified. A total of 6,772,247 shares were voted in favor of Mr. Steinhauser and 395,670 shares were withheld from voting.

e.	Joe A. Hargis was elected as Class III director to serve on the Company’s Board of Directors until the Company’s 2007 Annual Meeting of Shareholders and until his successor is duly elected and qualified. A total of 6,761,785 shares were voted in favor of Mr. Hargis and 406,132 shares were withheld from voting.

The following Class I and Class III directors continued in office after the Company’s Annual Meeting of Shareholders: Bruce Frenzel, Michael Kulhanek, Hank Novak, Riley C. Peveto, L. Don Stricklin and Ervan Zouzalik.

2. Ratification of Appointment of Independent Registered Public Accounting Firm

The appointment of BKD, LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2006 was ratified. A total of 7,129,522 shares voted in favor of the appointment, 11,038 voted against and 27,357 shares abstained from voting on the proposal.

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit Number		Identification of Exhibit

3.1		Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-124055)).

3.2		Bylaws of the Company, as amended and restated (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (Registration No. 333-116542)).

4.1		Specimen certificate representing shares of Texas United common stock (incorporated herein by reference to Exhibit 4.1 to there Registration Statement on Form S-4 (Registration No. 333-84644)).

31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2006	By:	/s/ L. Don Stricklin
L. Don Stricklin President and Chief Executive Officer (principal executive officer)

Date: August 7, 2006	By:	/s/ Jeffrey A. Wilkinson
Jeffrey A. Wilkinson Executive Vice President and Chief Financial Officer (principal financial officer/ principal accounting officer)