Form 10-Q
period 2006-09-30
TEXAS UNITED BANCSHARES INC
filed 2006-11-09
CIK 1169238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of October 27, 2006, the number of outstanding shares of Common Stock, par value $1.00 per share, was 10,741,340.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$57,030	$61,766
Federal funds sold	45,710	33,620

Total cash and cash equivalents	102,740	95,386
Securities available for sale, at fair value	252,118	243,011
Securities held to maturity, at cost	25,580	26,163
Loans held for investment	1,236,198	1,014,301
Mortgage and SBA loans held for sale	28,780	17,537
Commercial and other loans held for sale, net	4,266	—

Total loans, gross	1,269,244	1,031,838
Less allowance for loan losses	(10,600)	(9,592)

Total loans, net of allowance for loan losses	1,258,644	1,022,246
Premises and equipment, net	63,299	53,610
Accrued interest receivable	10,228	7,433
Goodwill	86,468	63,396
Core deposit intangibles	12,042	8,847
Mortgage servicing rights	5,647	4,878
Other assets	38,156	27,489

Total assets	$1,854,922	$1,552,459

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$395,072	$317,723
Interest-bearing	955,118	803,699

Total deposits	1,350,190	1,121,422
Securities sold under repurchase agreements	12,175	7,120
Federal funds purchased	14,294	21,901
Junior subordinated deferrable interest debentures	49,996	37,624
Borrowings	237,758	205,755
Other liabilities	15,815	20,724

Total liabilities	1,680,228	1,414,546
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value, 500,000 shares authorized; none issued	—	—
Common stock, $1.00 par value, 20,000,000 authorized; 10,690,280 shares issued and 10,684,185 shares outstanding as of September 30, 2006 and 9,210,171 shares issued and 9,204,076 shares outstanding as of December 31, 2005	10,690	9,210
Additional paid-in-capital	129,676	102,682
Retained earnings	38,986	30,045
Accumulated other comprehensive loss	(4,541)	(3,907)
Less common stock held in treasury, at cost	(117)	(117)

Total shareholders’ equity	174,694	137,913

Total liabilities and shareholders’ equity	$1,854,922	$1,552,459

See accompanying notes to condensed consolidated financial statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Loans	$28,145	$17,079	$76,693	$45,452
Investment securities, taxable	2,658	2,483	7,627	7,994
Investment securities, tax-exempt	447	296	1,262	529
Federal funds sold	369	17	937	58

Total interest income	31,619	19,875	86,519	54,033
Interest expense:
Deposits	7,328	3,499	19,474	9,927
Federal funds purchased	343	378	676	851
Borrowings	3,068	1,824	7,901	3,765
Securities sold under repurchase agreements	378	29	476	75
Junior subordinated deferrable interest debentures	955	391	2,679	1,171

Total interest expense	12,072	6,121	31,206	15,789

Net interest income	19,547	13,754	55,313	38,244
Provision for loan losses	1,071	1,035	2,266	2,798

Net interest income after provision for loan losses	18,476	12,719	53,047	35,446
Noninterest income:
Service charges on deposit accounts	3,090	2,398	8,708	6,696
Mortgage servicing revenue	682	358	1,359	917
Net loss on sales of securities	—	(63)	(132)	(184)
Net gain on sales of mortgage and SBA loans	629	2,521	4,213	7,496
Net loss on sales of commercial and other loans	(428)	—	(428)	—
Other noninterest income	1,632	1,206	5,359	3,984

Total noninterest income	5,605	6,420	19,079	18,909
Noninterest expense:
Employee compensation and benefits	10,566	9,492	31,601	24,733
Net occupancy expense	2,892	1,986	8,126	5,786
Other noninterest expense	5,685	3,724	15,795	11,754

Total noninterest expense	19,143	15,202	55,522	42,273
Earnings before income taxes	4,938	3,937	16,604	12,082
Provision for income taxes	1,472	1,247	5,180	3,978

Net earnings	$3,466	$2,690	$11,424	$8,104

Earnings per common share:
Basic	$0.32	$0.34	$1.12	$1.04
Diluted	$0.32	$0.34	$1.10	$1.02

Weighted average shares outstanding:
Basic	10,666	7,815	10,230	7,806
Diluted	10,849	7,979	10,369	7,965

Dividends per common share	$0.08	$0.08	$0.24	$0.24

See accompanying notes to condensed consolidated financial statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Net earnings	$3,466	$2,690	$11,424	$8,104
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities arising during the period	1,616	(711)	(548)	(2,218)
Less: reclassification adjustment for losses included in net earnings	—	(42)	(86)	(121)

Other comprehensive income (loss)	1,616	(753)	(634)	(2,339)

Total comprehensive income	$5,082	$1,937	$10,790	$5,765

See accompanying notes to condensed consolidated financial statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Year Ended December 31, 2005 and

Nine Months Ended September 30, 2006

(In thousands, except share and per share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock At Cost	Total
	Common Stock
	Shares	At Par

Balance at January 1, 2005	7,802,467	$7,802	$75,935	$21,921	$(729)	$(117)	$104,812
Net earnings	—	—	—	10,736	—	—	10,736
Net change in unrealized loss on available-for-sale securities	—	—	—	—	(3,178)	—	(3,178)

Total comprehensive income							7,558
Issuance of common stock in connection with the Gateway acquisition	1,357,379	1,357	24,297	—	—	—	25,654
Stock options issued upon conversion of Gateway stock options	—	—	2,209	—	—	—	2,209
Issuance of common stock upon exercise of stock options	50,325	51	241	—	—	—	292
Dividends ($0.32 per share)	—	—	—	(2,612)	—	—	(2,612)

Balance at December 31, 2005	9,210,171	$9,210	$102,682	$30,045	$(3,907)	$(117)	$137,913

		(Unaudited)	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock At Cost	Total
	Common Stock
	Shares	At Par

Balance at January 1, 2006	9,210,171	$9,210	$102,682	$30,045	$(3,907)	$(117)	$137,913
Net earnings	—	—	—	11,424	—	—	11,424
Net change in unrealized loss on available-for-sale securities	—	—	—	—	(634)	—	(634)

Total comprehensive income							10,790
Issuance of common stock in connection with the Express acquisition	248,317	248	4,328	—	—	—	4,576
Issuance of common stock in connection with the Northwest acquisition	984,906	985	19,856	—	—	—	20,841
Issuance of common stock upon exercise of stock options	233,512	234	2,452	—	—	—	2,686
Compensation expense related to stock grants	13,374	13	240	—	—	—	253
Stock option compensation expense	—	—	118	—	—	—	118
Dividends ($0.24 per share)	—	—	—	(2,483)	—	—	(2,483)

Balance at September 30, 2006	10,690,280	$10,690	$129,676	$38,986	$(4,541)	$(117)	$174,694

See accompanying notes to condensed consolidated financial statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$11,424	$8,104
Adjustments to reconcile net earnings to cash provided by (used in) operating activities:
Provision for loan losses	2,266	2,798
Depreciation and amortization	4,998	3,672
(Gain) Loss on sale of premises, equipment, and other real estate	(455)	92
Gain on sale of loans	(3,785)	(7,496)
Share-based compensation	371	—
Realized loss on sales of available-for-sale securities, net	132	184
Amortization of premium, net of accretion of discounts on securities	280	1,008
Origination of loans held for sale	(276,420)	(106,870)
Sale of loans receivable held for sale	264,696	123,548
Changes in assets and liabilities, net of effects resulting from acquisitions:
Other assets	(2,935)	(4,696)
Other liabilities	(6,779)	3,310

Net cash (used in) provided by operating activities	(6,207)	23,654
Cash flows from investing activities:
Purchases of available-for-sale securities, net of effects resulting from acquisitions	(3,082,291)	(25,075)
Purchase of held-to-maturity securities	—	(24,568)
Proceeds from sales, maturities, and principal paydowns of securities held-to-maturity	1,628	—
Proceeds from sales, maturities, and principal paydowns of securities available-for-sale	3,076,122	98,307
Net change in loans, net of effects resulting from acquisitions	(99,669)	(169,874)
Proceeds from sales of premises, equipment, loans, and other real estate	4,193	5,061
Net cash and cash equivalents received from Express acquisition	12,189	—
Net cash and cash equivalents received from Northwest acquisition	4,720	—
Purchases of premises, equipment and other real estate, net of effects resulting from acquisitions	(2,866)	(6,676)
Purchases of bank owned life insurance	(12,500)	—

Net cash used in investing activities	(98,474)	(122,825)
Cash flows from financing activities:
Net change in:
Deposits	70,009	653
Other borrowings	32,003	121,942
Federal funds purchased	(7,607)	(15,125)
Securities sold under repurchase agreements	5,055	407
Net proceeds from issuance of junior subordinated deferrable interest debentures	12,372	—
Net proceeds from issuance of common stock upon exercise of employee stock options	1,273	285
Excess tax deductions on the exercise of employee stock options	1,413	—
Dividends paid	(2,483)	(1,876)

Net cash provided by financing activities	112,035	106,286

Net increase in cash and cash equivalents	7,354	7,115
Cash and cash equivalents at beginning of period	95,386	40,767

Cash and cash equivalents at end of period	$102,740	$47,882

See accompanying notes to condensed consolidated financial statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company’s consolidated financial position at September 30, 2006, the Company’s consolidated results of operations for the three and nine months ended September 30, 2006 and 2005, respectively, consolidated cash flows for the nine months ended September 30, 2006 and 2005, and consolidated changes in shareholders’ equity for the nine months ended September 30, 2006. Interim period results are not necessarily indicative of results of operations or cash flows for a full-year period. The 2005 year-end consolidated balance sheet and statement of changes in shareholders’ equity data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain amounts applicable to the prior periods have been reclassified to conform to the classifications currently followed. Such reclassifications do not effect earnings.

These financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore did not restate its financial results for prior periods. Under this transition method, the Company has applied the provisions of SFAS 123(R) to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, the Company has recognized compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that were outstanding as of January 1, 2006, and as the remaining service is rendered. The compensation cost the Company has and will record for these awards is based on the grant date fair value as calculated for the pro forma disclosures required by SFAS 123.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2006

(UNAUDITED)

The Company’s pre-tax compensation cost for share-based employee compensation for stock options was $41,000 ($27,000 after tax effects) for the three months ended September 30, 2006, and $118,000 ($77,000 after tax effects) for the nine months ended September 30, 2006. As a result of the adoption of SFAS 123(R), the Company’s financial results were lower than under its previous accounting method for share-based compensation by the following amounts:

	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006
	(In thousands, except per share data)
Earnings before income taxes	$41	118
Net earnings	27	77
Basic earnings per common share	$—	$0.01
Diluted earnings per common share	—	0.01

Prior to the adoption of SFAS 123(R), to the extent that they would have existed, the Company would have presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the three and nine months ended September 30, 2006, there was a tax benefit of approximately $806,000 and $1.4 million, respectively, as a result of the exercise of stock options.

The following table illustrates the effect on net earnings after tax and net earnings per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the three and nine months ended September 30, 2005:

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
	(In thousands, except per share data)
Net earnings as reported	$2,690	$8,104
Plus: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Less: Stock-based employee compensation expense determined under fair value-based method for awards granted, modified, or settled, net of related tax effects	18	56

Pro forma net earnings	$2,672	$8,048

Earnings per common share:
Basic - as reported	$0.34	$1.04
Basic - pro forma	0.34	1.04

Diluted - as reported	$0.34	$1.02
Diluted - pro forma	0.33	1.02

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2006

(UNAUDITED)

The fair value of options granted is estimated on the date of grant using the Black-Scholes-Merton option pricing model based on the assumptions in the table below:

	For the Nine Months Ended September 30,
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

Share-Based Payment Plans and Agreements

As of July 1, 2006, the Company had nonqualified common stock option agreements (“executive agreements”) with two executive officers (one of whom is also a director). The options were granted under the executive agreements in 1996 and 1997 and each option has a ten year term and both vested and became exercisable at 20% each year for five years. The exercise price of the options granted under the executive agreements was the market value at the date of grant. During the three and nine months ended September 30, 2006, under these two agreements, no stock options were granted, 33,750 stock options were exercised, and no stock options were forfeited or expired. At September 30, 2006, there were 16,875 stock options outstanding under the 1997 executive agreement.

On July 28, 1998, the Board of Directors adopted the Texas United Bancshares, Inc. 1998 Incentive Stock Option Plan (the “1998 Plan”) which was approved by the Company’s shareholders on April 22, 1999. Under the 1998 Plan, 337,500 shares of common stock were reserved for issuance upon the exercise of qualified incentive stock options. As of September 30, 2006, options to acquire 337,469 shares have been previously granted and 31 shares are available for future grants. Options granted under the 1998 Plan have a maximum term of ten years and become exercisable under the terms of the respective option agreements. The exercise price of the options granted under the 1998 Plan may not be less than the fair market value of the shares on the date the option is granted, unless a person owns 10% or more of the common stock of the Company, in which case it may not be less than 110% of the fair market value of the shares on the date of grant. The 1998 Plan terminates 15 years from shareholder approval on April 22, 2014, after which no further shares will be granted under the plan.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2006

(UNAUDITED)

On July 14, 2004, the Company’s Board of Directors adopted the Texas United Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”) which was approved by the Company’s shareholders on September 14, 2004. Under the 2004 Plan, 250,000 shares of common stock were reserved for issuance upon the exercise of incentive stock options and nonqualified stock options granted under the 2004 Plan or upon the grant of restricted stock awards under the 2004 Plan. As of September 30, 2006, there were 93,300 stock options and 57,105 shares of restricted stock granted under the 2004 Plan. As of September 30, 2006, there were 99,595 shares available for future grants under the 2004 Plan. Options granted under the 2004 Plan have a maximum term of ten years. The exercise price of any incentive stock options granted under the 2004 Plan may not be less than fair market value of the shares of common stock on the date the option is granted, unless a person owns 10% or more of the common stock of the Company, in which case it may not be less than 110% of the fair market value of the shares on the date of grant. The 2004 Plan terminates 10 years from adoption by the Board of Directors on July 14, 2014, after which no further shares will be granted under the plan.

The Company has granted nonvested shares (“restricted stock”) to certain directors and employees under the 2004 Plan. The person is not entitled to the shares until they vest, which is over a 3 to 5 year period but the person is entitled to receive dividends on and vote the shares prior to vesting. The shares granted do not have a cost to the person and the only requirement of vesting is continued service to the Company. Compensation cost related to restricted stock is calculated based on the fair value of the shares at the date of grant. If the person leaves the Company before the shares vest, the unvested shares are forfeited As of September 30, 2006, there were 57,105 shares of restricted stock outstanding, all of which were granted during the first quarter of 2006, with a weighted average grant date fair value of $18.95.

On December 1, 2005, the Company acquired Gateway Holding Company. The options to purchase shares of Gateway Holding Company common stock outstanding at the effective time of the transaction were converted into fully vested stock options to purchase a total of 160,867 shares of the Company’s common stock at exercise prices ranging from $4.64 to $6.73 per share. The converted options are governed by the original Gateway Plan under which they were issued. For the three months ended September 30, 2006, 21,098 stock options were exercised under the Gateway Plan. For the nine months ended September 30, 2006, 128,689 stock options were exercised under the Gateway Plan. As of September 30, 2006, 32,178 stock options were outstanding under the Gateway Plan.

The following summarizes the Company’s stock option plans with shares available for grant at September 30, 2006:

	1998 Plan	2004 Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Plan termination date	April 22, 2014	July 14, 2014
Shares available for grant at September 30, 2006	31	99,595

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

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2006

(UNAUDITED)

The following is a summary of the changes in outstanding options for the three and nine months ended September 30, 2006:

	For the Three Months Ended September 30, 2006
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)

Options outstanding at July 1, 2006	280,360	$11.16	4.49	$6,120
Granted	—	—	—	—
Exercised	(38,356)	6.20	3.47	(1,028)
Forfeited	—	—	—	—

Outstanding at September 30, 2006	242,004	$11.94	5.26	$5,094

Exercisable at September 30, 2006	144,280	$7.58	4.89	$3,666

	For the Nine Months Ended September 30, 2006
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)

Options outstanding at January 1, 2006	453,540	$8.23	4.62	$11,230
Granted	25,500	18.95	9.38	358
Exercised	(233,513)	5.43	3.26	(6,436)
Forfeited	(3,523)	16.07	6.61	(60)

Outstanding at September 30, 2006	242,004	$11.94	5.26	$5,094

Exercisable at September 30, 2006	144,280	$7.58	4.89	$3,666

There were no stock options granted during the three months ended September 30, 2006. The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2006 was $4.81. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $1.0 million and $6.4 million, respectively.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2006

(UNAUDITED)

Other Information

As of September 30, 2006, the Company had $829,000 of total unrecognized compensation cost related to nonvested awards granted under the Company’s share-based plans described above, which is expected to be recognized over a weighted average remaining period of approximately 2.3 years.

The Company received cash from stock options exercised for the three and nine months ended September 30, 2006 of approximately $238,000 and $1.3 million, respectively. The impact of the cash receipts for the nine months ended September 30, 2006 is included in financing activities in the accompanying condensed consolidated statements of cash flows. The tax benefit realized upon the exercise of employee stock options was $806,000 for the three months ended September 30, 2006 and $1.4 million for the nine months ended September 30, 2006.

Stock Appreciation Rights Agreements

The terms of stock appreciation rights agreements (“SAR Agreements”) grant certain key employees, directors, and advisors of the Company rights to the appreciation in the fair value (as defined in the SAR Agreements) of a stated number of shares of common stock of the Company. The rights become fully vested and are exercisable under the terms of the respective SAR Agreements. Although the appreciation of the rights is payable in whole shares of the Company’s Common Stock valued at fair market value on the date of the exercise or in cash at the sole discretion of the Company, it is the intention of the Company’s Board of Directors that all stock appreciation rights will be paid in cash. The SAR Agreements terminate on the earliest of: a) ten years from the date of grant, b) the date the employee terminates employment with the Company, if the Company requests the employee’s resignation, c) ninety days after the employee terminates employment with the Company, when termination is the employee’s decision, or d) the date one year after the employee’s death or disability. The number of stock appreciation rights outstanding under the SAR Agreements as of September 30, 2006 was 133,712. Operations are charged or credited for the aggregate appreciation or depreciation of the rights. For the three and nine months ended September 30, 2006, the Company expensed approximately $398,000 and $953,000, respectively, related to the outstanding stock appreciation rights. The weighted average fair value of stock appreciation rights granted during the three and nine months ended September 30, 2006 was $33.33 per share and $19.37 per share, respectively.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2006

(UNAUDITED)

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)

Net earnings available to common shareholders used in basic and diluted EPS	$3,466	$2,690	$11,424	$8,104

Weighted average common shares used in basic EPS	10,666	7,815	10,230	7,806
Effect of dilutive securities:
Stock options	183	164	139	159

Weighted average common shares and potentially dilutive common shares used in diluted EPS	10,849	7,979	10,369	7,965

Basic EPS	$0.32	$0.34	$1.12	$1.04
Diluted EPS	$0.32	$0.34	$1.10	$1.02

4. INTANGIBLE ASSETS

The gross carrying amount of intangible assets and accumulated amortization at September 30, 2006 is presented in the following table:

	Gross Carrying Amount	Accumulated Amortization and Impairment
	(In thousands)
Amortized intangible assets:
Mortgage servicing rights	$9,650	$4,003
Core deposit intangibles	$14,383	$2,341

The projections of amortization expense shown below for mortgage servicing rights are based on existing asset balances and the existing interest rate environment as of September 30, 2006. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2006

(UNAUDITED)

The following table shows the current period and estimated future amortization for intangible assets (in thousands):

	Mortgage Servicing Rights	Core Deposit Intangibles	Total

Nine months ended September 30, 2006 (actual)	$591	$1,104	$1,695
Three months ended December 31, 2006 (estimate)	232	400	632

Estimate for the years ended December 31,
2007	$868	$1,601	$2,469
2008	691	1,539	2,230
2009	524	1,513	2,037
2010	436	1,513	1,949
2011	390	1,513	1,903

5. NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires companies to (1) fully recognize, as an asset or liability, the overfunded or underfunded status of defined pension and other postretirement benefit plans; (2) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (3) measure the funded status of defined pension and other postretirement benefit plans as of the date of the Company’s fiscal year-end; and (4) provide enhanced disclosures. The provisions of SFAS 158 are effective beginning with the fiscal year-ended December 31, 2006, except for the requirement to measure the funded status of retirement benefit plans as of the Company’s fiscal year-end, which is effective for the year-ended December 31, 2008. The Company is in the process of evaluating the impact that SFAS 158 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. The Company is in the process of evaluating the impact that SFAS 157 will have on its consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N (SAB 108), “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is effective for calendar year companies as of December 31, 2006. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements - Materiality,” (SAB 99) should be applied to determine whether the misstatement is material. The implementation of SAB 108 is not expected to have a material impact on the Company’s consolidated financial statements.

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2006

(UNAUDITED)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective January 1, 2007. The Company is in the process of evaluating the impact that FIN 48 will have on its consolidated financial statements.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company on January 1, 2007 and is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 156 requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The Company did not adopt SFAS 156 effective January 1, 2006 and did not elect to apply the fair value method for its separately recognized mortgage servicing rights with changes in fair value reflected in earnings for subsequent measurement.

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

The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Customers use credit commitments to ensure that funds will be available for working capital purposes, for capital expenditures and to ensure access to funds at specified terms and conditions. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses. Commitments to extend credit totaled $272.0 million at September 30, 2006 and $222.6 million at December 31, 2005.

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that standby letters of credit arrangements contain collateral and debt covenants similar to those contained in loan agreements. In the event the customer does not perform in

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2006

(UNAUDITED)

accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. Standby letters of credit totaled $6.7 million at September 30, 2006 and $4.6 million at December 31, 2005. As of September 30, 2006 and December 31, 2005, no liability for the fair value of the Company’s potential obligations under these guarantees was recorded since the amount was deemed immaterial.

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

Summarized below is the financial information by operating segment for the three and nine month periods ended September 30, 2006 and 2005:

	For the Three Months Ended September 30, 2006			For the Three Months Ended September 30, 2005
	Commercial Banking	Mortgage Banking	Consolidated	Commercial Banking	Mortgage Banking	Consolidated
	(In thousands)
Net interest income	$15,874	$3,673	$19,547	$10,815	$2,939	$13,754
Noninterest income	4,437	1,168	5,605	2,476	3,944	6,420

Total income	20,311	4,841	25,152	13,291	6,883	20,174
Provision for loan losses	1,071	—	1,071	1,035	—	1,035
Noninterest expense	16,735	2,408	19,143	10,099	5,103	15,202

Earnings before income taxes	2,505	2,433	4,938	2,157	1,780	3,937
Provision for income taxes	778	694	1,472	642	605	1,247

Net earnings	$1,727	$1,739	$3,466	$1,515	$1,175	$2,690

Total assets	$1,677,803	$177,119	$1,854,922	$1,111,841	$143,681	$1,255,522

	For the Nine Months Ended September 30, 2006			For the Nine Months Ended September 30, 2005
	Commercial Banking	Mortgage Banking	Consolidated	Commercial Banking	Mortgage Banking	Consolidated
	(In thousands)
Net interest income	$44,787	$10,526	$55,313	$30,874	$7,370	$38,244
Noninterest income	14,367	4,712	19,079	9,259	9,650	18,909

Total income	59,154	15,238	74,392	40,133	17,020	57,153
Provision for loan losses	2,266	—	2,266	2,798	—	2,798
Noninterest expense	47,833	7,689	55,522	30,188	12,085	42,273

Earnings before income taxes	9,055	7,549	16,604	7,147	4,935	12,082
Provision for income taxes	2,825	2,355	5,180	2,300	1,678	3,978

Net earnings	$6,230	$5,194	$11,424	$4,847	$3,257	$8,104

Total assets	$1,677,803	$177,119	$1,854,922	$1,111,841	$143,681	$1,255,522

TEXAS UNITED BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2006

(UNAUDITED)

8. PENDING MERGER

On July 18, 2006, the Company and Prosperity Bancshares, Inc., a Texas corporation (“Prosperity”), entered into an Agreement and Plan of Reorganization (the “Agreement”) pursuant to which the Company will merge with and into Prosperity (the “Merger”). Under the terms of the Agreement, shareholders of the Company will receive one share of Prosperity common stock in exchange for each of their shares of the Company’s common stock, subject to adjustment based upon the average closing sales price of Prosperity’s common stock for the 20 trading days ending on and including the tenth trading day prior to the closing date of the merger. Additionally, all options to acquire shares of Company common stock outstanding immediately prior to the completion of the merger will become vested and will be converted into, at the election of the holder, either an option to purchase shares of Prosperity common stock or a cash payment. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the shareholders of the Company and Prosperity. The merger is currently expected to be completed in the first quarter of 2007, although delays could occur.

9. RECENT DEVELOPMENTS

During the third quarter of 2006, the Company repositioned approximately $5.4 million in loans as “held-for-sale” pending a future sale of these loans into the secondary wholesale market. In connection with this repositioning, the Company recognized a lower of cost or estimated fair value adjustment on these loans of approximately $1.1 million, which was originally reported in the Company’s third quarter 2006 earnings release (dated October 20, 2006) as a reduction to noninterest income, categorized as “net loss on sales of commercial and other loans.” After further examination of these loans on an individual basis, it was determined by management that approximately $711,000 of the $1.1 million adjustment should have been recognized as charge-offs through the allowance for loan losses, with an addition to the provision for loan losses in the same amount. This reporting reclassification is reflected in the Company’s condensed consolidated financial statements contained in this quarterly report on Form 10-Q and did not cause any change in the Company’s previously announced net earnings or earnings per share for the three and nine months ended September 30, 2006.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Company believes it has chosen the assumptions or bases in good faith and they are reasonable. However, the Company cautions you that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. The Company will not update these statements.

Pending Merger. On July 18, 2006, the Company and Prosperity Bancshares, Inc., a Texas corporation (“Prosperity”), entered into an Agreement and Plan of Reorganization (the “Agreement”) pursuant to which the Company will merge with and into Prosperity (the “Merger”). Under the terms of the Agreement, shareholders of the Company will receive one share of Prosperity common stock in exchange for each of their shares of the Company’s common stock, subject to adjustment based upon the average closing sales price of Prosperity’s common stock for the 20 trading days ending on and including the tenth trading day prior to the closing date of the merger. Additionally, all options to acquire shares of Company common stock outstanding immediately prior to the completion of the merger will become vested and will be converted into, at the election of the holder, either an option to purchase shares of Prosperity common stock or a cash payment. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the shareholders of the Company and Prosperity. The merger is currently expected to be completed in the first quarter of 2007, although delays could occur.

Recent Developments. During the third quarter of 2006, the Company repositioned approximately $5.4 million in loans as “held-for-sale” pending a future sale of these loans into the secondary wholesale market. In connection with this repositioning, the Company recognized a lower of cost or estimated fair value adjustment on these loans of approximately $1.1 million, which was originally reported in the Company’s third quarter 2006 earnings release (dated October 20, 2006) as a reduction to noninterest income, categorized as “net loss on sales of commercial and other loans.” After further examination of these loans on an individual basis, it was determined by management that approximately $711,000 of the $1.1 million adjustment should have been recognized as charge-offs through the allowance for loan losses, with an addition to the provision for loan losses in the same amount. This reporting reclassification is reflected in the Company’s condensed consolidated financial statements contained in this quarterly report on Form 10-Q and did not cause any change in the

Company’s previously announced net earnings or earnings per share for the three and nine months ended September 30, 2006.

General. The Company is the bank holding company for State Bank, a commercial bank headquartered in La Grange, Texas, GNB Financial, n.a., a commercial bank headquartered in Gainesville, Texas, Gateway National Bank, a commercial bank headquartered in Dallas, Texas, and Northwest Bank, a commercial bank headquartered in Roanoke, Texas. State Bank has twenty-five (25) full service banking locations serving twelve counties within central and south central Texas, GNB Financial has seven (7) full service banking centers located in Cooke, Denton and Ellis counties surrounding the Dallas-Fort Worth metroplex, Gateway National Bank has six (6) full service banking centers located in the Dallas metropolitan area, and Northwest Bank has five (5) full service banking centers located in and around the Dallas-Fort Worth metroplex. In addition, State Bank operates six (6) mortgage loan production offices (“LPO’s”) and three (3) limited services branches (“LSB’s”) located in Dallas, San Antonio and Austin, Texas. The LSB’s have the capability to make lending decisions, in addition to obtaining loan applications. The Company provides a wide array of financial services to small and medium-sized businesses, including commercial loans and commercial mortgage loans, and loans to individuals, including 1-4 family residential mortgage loans and consumer loans.

Net earnings for the three months ended September 30, 2006 were $3.5 million, an increase of $776,000 or 28.8% compared with $2.7 million for the same three months of 2005. Basic and diluted EPS for the three months ended September 30, 2006 were both $0.32, a decrease of $0.02 per share or 5.9%, compared with both basic and diluted EPS of $0.34 for the same three months of 2005. The higher net earnings for the three months ended September 30, 2006, compared with the same three months of 2005, was primarily the combined result of the acquisitions of Gateway on December 1, 2005, The Express Bank of Texas (“Express”) on February 14, 2006, and Northwest on April 1, 2006, and organic growth, partially offset by the $1.1 million lower of cost or estimated fair value adjustment ($428,000 as a reduction to noninterest income and $711,000 as an addition to the provision for loan losses) mentioned above under “Recent Developments,” in addition to lower gains on sales of mortgage and SBA loans as a result of reductions in mortgage loan origination volumes. Weighted average basic shares outstanding for the three months ended September 30, 2006 were approximately 10,666,000 compared with 7,815,000 for the same three months of 2005. Weighted average diluted shares outstanding for the three months ended September 30, 2006 were approximately 10,849,000 compared with 7,979,000 for the same three months of 2005.

Net earnings for the nine months ended September 30, 2006 were $11.4 million, an increase of $3.3 million or 41.0% compared with $8.1 million for the same nine months of 2005. Basic and diluted EPS for the nine months ended September 30, 2006 were $1.12 and $1.10, respectively, both increases of $0.08 per share or 7.7% and 7.8%, respectively, compared with basic and diluted EPS of $1.04 and $1.02, respectively, for the same nine months of 2005. The higher net earnings for the nine months ended September 30, 2006, compared with the same nine months of 2005, were primarily due to growth associated with the acquisitions of Gateway, Express, and Northwest and organic growth, partially offset by the $1.1 million lower of cost or estimated fair value adjustment and lower gains on sales of mortgage and SBA loans discussed in the preceding paragraph. Additionally, there have been four increases in the prime lending rate, totaling 100 basis points, since December 31, 2005, which has positively impacted earnings on variable rate earning assets for the nine months ended September 30, 2006. Weighted average basic shares outstanding for the nine months ended September 30, 2006 were approximately 10,230,000 compared with 7,806,000 for the same nine months of 2005. Weighted average diluted shares outstanding for the nine months ended September 30, 2006 were approximately 10,369,000 compared with 7,965,000 for the same nine months of 2005.

Total assets at September 30, 2006 were $1.855 billion, an increase of $302.5 million or 19.5% compared with $1.552 billion at December 31, 2005. The return on average assets for the three months ended September 30, 2006 was 0.74%, a decrease of 10 basis points compared with 0.84% for the same three months of 2005. The return on average assets for the nine months ended September 30, 2006 was 0.88%, a decrease of 1 basis point compared with 0.89% for the same nine months of 2005. Total investments (investment securities and Federal Funds sold) at September 30, 2006 were $323.4 million, an increase of $20.6 million or 6.8% compared with total investments of $302.8 million at December 31, 2005. Total loans (including loans held for sale) at September 30, 2006 were $1.269 billion, an increase of $237.4 million or 23.0% compared with total loans (including loans held for sale) of $1.032 billion at December 31, 2005. Total deposits at September 30, 2006 were $1.350 billion, an increase of $228.8 million or 20.4% compared with total deposits of $1.121 billion at December 31, 2005. Total borrowed funds (Federal Funds purchased, junior subordinated deferrable interest debentures, securities sold under repurchase agreements and other borrowings) at September 30, 2006 were $314.2 million, an increase of $41.8 million or 15.4% compared with total borrowed funds of $272.4 million at December 31, 2005.

Shareholders’ equity at September 30, 2006 was $174.7 million, an increase of $36.8 million or 26.7% compared with shareholders’ equity of $137.9 million at December 31, 2005. The increase was primarily the result of the acquisitions of Express and Northwest, net earnings for the nine months ended September 30, 2006 and the issuance of common stock upon exercise of employee stock options. The return on average equity for the three months ended September 30, 2006 was

7.94%, a decrease of 207 basis points compared with 10.01% for the same three months of 2005. The return on average tangible equity for the three months ended September 30, 2006 was 20.56%, an increase of 212 basis points compared with 18.44% for the same three months of 2005. The return on average equity for the nine months ended September 30, 2006 was 9.44%, a decrease of 79 basis points compared with 10.23% for the same nine months of 2005. The return on average tangible equity for the nine months ended September 30, 2006 was 23.30%, an increase of 421 basis points compared with 19.09% for the same nine months of 2005.

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

Mortgage Servicing Rights: Mortgage servicing rights assets are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, loan loss experience, and costs to service, as well as discount rates that consider the risk involved. The Company historically has attempted to offset some of the mortgage servicing rights interest rate risk exposure by designating certain interest rate derivatives as fair value hedges. Effective March 31, 2006, management ceased all hedging activities related to mortgage servicing rights assets. Because the values of mortgage servicing rights are sensitive to changes in assumptions, the valuation of these assets are considered a critical accounting estimate. Please refer to Note 4 to the condensed consolidated financial statements above for additional insight into management’s approach in estimating transfers and servicing of intangible assets.

Share-Based Compensation: On January 1, 2006, the Company changed its method of accounting for stock options in connection with the adoption of the provisions of SFAS No. 123(R), “Share-based Payment (Revised 2004),” which eliminates the ability to account for stock-based compensation using the intrinsic value method of APB 25 and requires such transactions to be recognized in the statement of earnings based on their fair values at the date of grant. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore did not restate its financial results for prior periods. SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006 and requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes-Merton option-pricing model which requires the input of highly subjective assumptions. Please refer to Note 2 to the condensed consolidated financial statements for further information.

Net Interest Income. Net interest income, before the provision for loan losses, for the three months ended September 30, 2006 was $19.5 million, an increase of $5.8 million or 42.1% compared with $13.8 million for the same three months of 2005. The net interest margin for the three months ended September 30, 2006 was 4.91%, an improvement of 6 basis points compared with 4.85% for the same three months of 2005. Net interest income, before the provision for loan losses, for the nine months ended September 30, 2006 was $55.3 million, an increase of $17.1 million or 44.6% compared with $38.2 million for the same nine months of 2005. The net interest margin for the nine months ended September 30, 2006 was 4.95%, an improvement of 14 basis points compared with 4.81% for the same nine months of 2005.

The increases in net interest income and the improvements in the net interest margin for the three and nine months ended September 30, 2006, compared with the three and nine months ended September 30, 2005, were primarily due to larger earning asset volumes as a result of the acquisitions of Gateway, Express and Northwest and continued internal growth. In addition, increased market interest rates contributed to higher yields on existing and newly established earning assets. This was partially offset by increased pricing pressures on interest-bearing liabilities, higher market interest rates and increased interest-bearing liability volumes. As long as market interest rates remain at current levels or increase, the Company’s net interest margin is anticipated to remain consistent, but may experience pressure should market interest rates decline.

Interest Income. Interest income from average earning assets for the three months ended September 30, 2006 was $31.6 million, an increase of $11.7 million or 59.1% compared with $19.9 million for the same three months of 2005. Interest income from average earning assets for the nine months ended September 30, 2006 was $86.5 million, an increase of $32.5 million or 60.1% compared with $54.0 million for the same nine months of 2005. The increases in both periods of 2006 compared with the same periods of 2005 were primarily due to larger earning asset volumes (principally loans) as a result of acquisitions and internal growth, in addition to increased yields on earning assets as a result of higher market interest rates.

Average earning assets for the three months ended September 30, 2006 were $1.579 billion, an increase of $455.4 million or 40.5% compared with average earning assets of $1.124 billion for the same three months of 2005. Average earning assets for the nine months ended September 30, 2006 were $1.493 billion, an increase of $429.0 million or 40.3% compared with average earning assets of $1.064 billion for the same nine months of 2005.

The yield on average earning assets for the three months ended September 30, 2006 was 7.94%, an increase of 93 basis points compared with the yield on average earning assets of 7.01% for the same three months of 2005. The yield on average earning assets for the nine months ended September 30, 2006 was 7.75%, an increase of 96 basis points compared with the yield on average earning assets of 6.79% for the same nine months of 2005.

Interest income from average total loans for the three months ended September 30, 2006 was $28.1 million, an increase of $11.1 million or 64.8% compared with $17.1 million for the same three months of 2005. Interest income from average total loans for the nine months ended September 30, 2006 was $76.7 million, an increase of $31.2 million or 68.7% compared with $45.5 million for the same nine months of 2005. The increases in both periods of 2006 compared with the same periods of 2005 were primarily due to higher loan volumes as a result of acquisitions and internal growth. In addition to the increased loan volumes, higher market interest rates were also a contributing factor towards higher loan yields.

Average total loans for the three months ended September 30, 2006 were $1.253 billion, an increase of $430.0 million or 52.2% compared with average total loans of $822.9 million for the same three months of 2005. Average total loans for the nine months ended September 30, 2006 were $1.179 billion, an increase of $419.6 million or 55.3% compared with average total loans of $759.2 million for the same nine months of 2005.

The yield on average total loans for the three months ended September 30, 2006 was 8.91%, an increase of 68 basis points compared with the yield on average total loans of 8.23% for the same three months of 2005. The yield on average total loans for the nine months ended September 30, 2006 was 8.70%, an increase of 70 basis points compared with the yield on average total loans of 8.00% for the same nine months of 2005.

Interest income from average total investments (total investment securities and Federal Funds sold) for the three months ended September 30, 2006 was $3.5 million, an increase of $678,000 or 24.2% compared with $2.8 million for the same three months of 2005. Interest income from average total investments for the nine months ended September 30, 2006 was $9.8 million, an increase of $1.2 million or 14.5% compared with $8.6 million for the same nine months of 2005. The increases in both periods of 2006 compared with the same periods of 2005 were primarily due to increased market interest rates on the overall investment portfolio. The increase in interest income from investments was also the result of portfolio repositioning in order to maximize yield, as individual investments matured, were sold, and/or became due for repricing.

Average total investments for the three months ended September 30, 2006 were $326.6 million, an increase of $25.4 million or 8.4% compared with average total investments of $301.2 million for the same three months of 2005. Average total investments for the nine months ended September 30, 2006 were $314.0 million, an increase of $9.5 million or 3.1% compared with average total investments of $304.5 million for the same nine months of 2005.

The yield on average total investments for the three months ended September 30, 2006 was 4.22%, an increase of 54 basis points compared with the yield on average total investments of 3.68% for the same three months of 2005. The yield on average total investments for the nine months ended September 30, 2006 was 4.18%, an increase of 41 basis points compared with the yield on average total investments of 3.77% for the same nine months of 2005.

Interest Expense. Interest expense from average interest-bearing liabilities for the three months ended September 30, 2006 was $12.1 million, an increase of $6.0 million or 97.2% compared with $6.1 million for the same three months of 2005. Interest expense from average interest-bearing liabilities for the nine months ended September 30, 2006 was $31.2 million, an increase of $15.4 million or 97.6% compared with $15.8 million for the same nine months of 2005. The increases in both periods of 2006 compared with the same periods of 2005 were primarily due to increased pricing pressures on interest-bearing liabilities as a result of higher market interest rates in addition to increased interest-bearing liability volumes as a result of acquisitions, internal growth, and additional funding requirements to support earning asset growth.

Average interest-bearing liabilities for the three months ended September 30, 2006 were $1.283 billion, an increase of $344.9 million or 36.8% compared with average interest-bearing liabilities of $938.0 million for the same three months of 2005. Average interest-bearing liabilities for the nine months ended September 30, 2006 were $1.210 billion, an increase of $321.9 million or 36.3% compared with average interest-bearing liabilities of $888.0 million for the same nine months of 2005.

The cost of average interest-bearing liabilities for the three months ended September 30, 2006 was 3.73%, an increase of 114 basis points compared with the cost of average interest-bearing liabilities of 2.59% for the same three months of 2005. The cost of average interest-bearing liabilities for the nine months ended September 30, 2006 was 3.45%, an increase of 107 basis points compared with the cost of average interest-bearing liabilities of 2.38% for the same nine months of 2005.

Interest expense from average interest-bearing deposits for the three months ended September 30, 2006 was $7.3 million, an increase of $3.8 million or 109.4% compared with $3.5 million for the same three months of 2005. Interest expense from average interest-bearing deposits for the nine months ended September 30, 2006 was $19.5 million, an increase of $9.5 million or 96.2% compared with $9.9 million for the same nine months of 2005. The increases in both periods of 2006 compared with the same periods of 2005 were primarily due to increased competitive pricing pressures on the interest rates paid for interest-bearing deposits as a result of higher market interest rates. Additionally, increased interest-bearing deposit volumes, as a result of acquisitions and internal growth, contributed to the higher interest expense paid for interest-bearing deposits.

Average interest-bearing deposits for the three months ended September 30, 2006 were $946.0 million, an increase of $271.2 million or 40.2% compared with average interest-bearing deposits of $674.9 million for the same three months of 2005. Average interest-bearing deposits for the nine months ended September 30, 2006 were $915.9 million, an increase of $227.9 million or 33.1% compared with average interest-bearing deposits of $688.0 million for the same nine months of 2005.

The average interest rate paid for average interest-bearing deposits for the three months ended September 30, 2006 was 3.07%, an increase of 101 basis points compared with the average interest rate paid for average interest-bearing deposits of 2.06% for the same three months of 2005. The average interest rate paid for average interest-bearing deposits for the nine months ended September 30, 2006 was 2.84%, an increase of 91 basis points compared with the average interest rate paid for average interest-bearing deposits of 1.93% for the same nine months of 2005.

Interest expense from average total borrowed funds (Federal Funds purchased, junior subordinated deferrable interest debentures, securities sold under repurchase agreements and other borrowings) for the three months ended September 30, 2006 was $4.7 million, an increase of $2.1 million or 80.9% compared with $2.6 million for the same three months of 2005. Interest expense from average total borrowed funds for the nine months ended September 30, 2006 was $11.7 million, an increase of $5.9 million or 100.1% compared with $5.9 million for the same nine months of 2005. The increases in both periods of 2006 compared with the same periods of 2005 were primarily due to higher market interest rates paid for borrowed funds and higher borrowing volumes, as a result of increased funding requirements to support earning asset growth.

Average total borrowed funds for the three months ended September 30, 2006 were $336.8 million, an increase of $73.7 million or 28.0% compared with average total borrowed funds of $263.1 million for the same three months of 2005. Average total borrowed funds for the nine months ended September 30, 2006 were $294.0 million, an increase of $94.0 million or 47.0% compared with average total borrowed funds of $200.0 million for the same nine months of 2005.

The average interest rate paid for average total borrowed funds for the three months ended September 30, 2006 was 5.59%, an increase of 164 basis points compared with the average interest rate paid for average total borrowed funds of 3.95% for the same three months of 2005. The average interest rate paid for average total borrowed funds for the nine months ended September 30, 2006 was 5.33%, an increase of 141 basis points compared with the average interest rate paid for average total borrowed funds of 3.92% for the same nine months of 2005.

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

	For the Three Months Ended September 30,
	2006			2005
	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Total loans	$1,252,898	$28,145	8.91%	$822,938	$17,079	8.23%
Taxable securities	251,915	2,658	4.19	271,008	2,483	3.63
Tax-exempt securities	48,910	447	3.63	28,419	296	4.13
Federal funds sold	25,748	369	5.69	1,730	17	3.90

Total interest-earning assets	1,579,471	31,619	7.94	1,124,095	19,875	7.01
Less: allowance for loan losses	(10,970)			(7,391)

Total interest-earning assets, net of allowance for loan losses	1,568,501			1,116,704
Noninterest-earning assets	280,574			150,583

Total assets	$1,849,075			$1,267,287

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$223,098	$942	1.68%	$204,378	$646	1.25%
Saving and money market accounts	278,039	1,560	2.23	153,559	507	1.31
Time deposits	444,893	4,826	4.30	316,919	2,346	2.94
Federal funds purchased	23,043	343	5.91	36,502	378	4.11
Junior subordinated deferrable interest debentures	49,996	955	7.58	17,520	391	8.85
Securities sold under repurchase agreements	31,135	378	4.82	6,309	29	1.82
Other borrowings	232,638	3,068	5.23	202,802	1,824	3.57

Total interest-bearing liabilities	1,282,842	12,072	3.73	937,989	6,121	2.59
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	376,213			209,065
Other liabilities	16,725			13,635

Total liabilities	1,675,780			1,160,689
Shareholders’ equity	173,295			106,598

Total liabilities and shareholders’ equity	$1,849,075			$1,267,287

Net interest income		$19,547			$13,754

Net interest spread			4.21%			4.42%
Net interest margin			4.91%			4.85%

(1)	Annualized

	For the Nine Months Ended September 30,
	2006			2005
	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate (1)	Average Outstanding Balance	Interest Earned / Paid	Average Yield / Rate (1)
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Total loans	$1,178,793	$76,693	8.70%	$759,217	$45,452	8.00%
Taxable securities	247,761	7,627	4.12	285,426	7,994	3.74
Tax-exempt securities	41,539	1,262	4.06	16,604	529	4.26
Federal funds sold	24,665	937	5.08	2,468	58	3.14

Total interest-earning assets	1,492,758	86,519	7.75	1,063,715	54,033	6.79
Less: allowance for loan losses	(10,664)			(7,079)

Total interest-earning assets, net of allowance	1,482,094			1,056,636
Noninterest-earning assets	258,698			155,765

Total assets	$1,740,792			$1,212,401

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$229,165	$2,814	1.64%	$220,908	$2,134	1.29%
Saving and money market accounts	278,406	4,547	2.18	156,829	1,468	1.25
Time deposits	408,319	12,113	3.97	310,286	6,325	2.73
Federal funds purchased	16,493	676	5.48	30,410	851	3.74
Junior subordinated deferrable interest debentures	47,247	2,679	7.58	17,520	1,171	8.94
Securities sold under repurchase agreements	17,017	476	3.74	6,022	75	1.67
Other borrowings	213,286	7,901	4.95	146,045	3,765	3.45

Total interest-bearing liabilities	1,209,933	31,206	3.45	888,020	15,789	2.38
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	351,257			200,351
Other liabilities	17,755			18,079

Total liabilities	1,578,945			1,106,450
Shareholders’ equity	161,847			105,951

Total liabilities and shareholders' equity	$1,740,792			$1,212,401

Net interest income		$55,313			$38,244

Net interest spread			4.30%			4.41%
Net interest margin			4.95%			4.81%

(1)	Annualized

The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) attributable to changes in outstanding balances and changes in interest rates for the three and nine months ended September 30, 2006 compared with the three and nine months ended September 30, 2005. For purposes of this table, changes attributable to both volume and rate have been allocated proportionately to the change due to volume and rate.

	For the Three Months Ended September 30,
	2006 vs. 2005
	Increase (Decrease) Due to
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$8,923	$2,143	$11,066
Taxable securities	(175)	350	175
Tax-exempt securities	213	(62)	151
Federal funds sold	236	116	352

Total increase in interest income	9,197	2,547	11,744
Interest-bearing liabilities:
Interest-bearing demand deposits	$59	$237	$296
Savings and money market accounts	411	642	1,053
Time deposits	947	1,533	2,480
Federal funds purchased	(139)	104	(35)
Junior subordinated deferrable interest debentures	725	(161)	564
Repurchase agreements	114	235	349
Other borrowings	268	976	1,244

Total increase in interest expense	2,385	3,566	5,951

Increase (decrease) in net interest income	$6,812	$(1,019)	$5,793

	For the Nine Months Ended September 30,
	2006 vs. 2005
	Increase (Decrease) Due to
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$25,119	$6,122	$31,241
Taxable securities	(1,055)	688	(367)
Tax-exempt securities	794	(61)	733
Federal funds sold	522	357	879

Total increase in interest income	25,380	7,106	32,486
Interest-bearing liabilities:
Interest-bearing demand deposits	$80	$600	$680
Savings and money market accounts	1,138	1,941	3,079
Time deposits	1,998	3,790	5,788
Federal funds purchased	(389)	214	(175)
Junior subordinated deferrable interest debentures	1,987	(479)	1,508
Repurchase agreements	137	264	401
Other borrowings	1,733	2,403	4,136

Total increase in interest expense	6,684	8,733	15,417

Increase (decrease) in net interest income	$18,696	$(1,627)	$17,069

Provision for Loan Losses. Provisions for loan losses are charged to income to bring the Company’s allowance for loan losses to a level deemed appropriate by management. The provision for loan losses for the three months ended September 30, 2006 was $1.1 million, an increase of $36,000 or 3.5% compared with $1.0 million for the same three months of 2005. The provision for loan losses for the nine months ended September 30, 2006 was $2.3 million, a decrease of $532,000 or 19.0% compared with $2.8 million for the same nine months of 2005. During the three months ended September 30, 2006, the Company made an additional provision of approximately $711,000 related to the previously mentioned $1.1 million lower of cost or estimated fair value adjustment on the loans reclassified as held for sale during the third quarter of 2006.

The allowance for loan losses at September 30, 2006 was approximately $10.6 million, an increase of $1.0 million or 10.5% compared with the allowance for loan losses of $9.6 million at December 31, 2005, and an increase of $2.8 million or 35.3% compared with the allowance for loan losses of $7.8 million at September 30, 2005. At September 30, 2006, the ratio of the allowance for loan losses to total loans was 0.84% compared with 0.93% at December 31, 2005 and 0.92% at September 30, 2005.

Noninterest Income. Total noninterest income for the three months ended September 30, 2006 was $5.6 million, a decrease of $815,000 or 12.7% compared with $6.4 million for the same three months of 2005 and was primarily due to a $428,000 net loss on sales of commercial and other loans in connection with the loans reclassified as “held-for-sale,” in addition to lower gains on sales of mortgage and SBA loans. During the third quarter of 2006, the Company repositioned approximately $5.4 million in loans as “held-for-sale” pending a future sale of these loans into the secondary wholesale market. In connection with this repositioning, the Company recognized a lower of cost or estimated fair value adjustment on these loans of approximately $1.1 million, which was recorded as a $428,000 reduction to noninterest income, categorized as “net loss on sales of commercial and other loans,” and a $711,000 addition to the provision for loan losses.

Service charges on deposit accounts for the three months ended September 30, 2006 were $3.1 million, an increase of $692,000 or 28.9% compared with $2.4 million for the same three months of 2005. Mortgage servicing revenue for the three months ended September 30, 2006 was $682,000, an increase of $324,000 or 90.5% compared with $358,000 for the same three months of 2005 and was primarily the result of increased volumes in the mortgage servicing portfolio in 2006. Other noninterest income for the three months ended September 30, 2006 was $1.6 million, an increase of $426,000 or 35.3% compared with $1.2 million for the same three months of 2005. The increases in service charges on deposit accounts and other banking-services related revenue (other noninterest income) for the three months ended September 30, 2006, compared with the same three months of 2005, was primarily the result of an expanded customer base as a result of the recent acquisitions and internal growth.

Net gains on sales of mortgage and SBA loans for the three months ended September 30, 2006 were $629,000, a decrease of $1.9 million or 75.0% compared with net gains on sales of mortgage loans of $2.5 million for the same three months of 2005. This was primarily due to decreased mortgage and SBA loan origination volumes during the third quarter of 2006, compared with the same quarter of 2005, which contributed to reductions in the volume of sales of such loans. In addition, changes between original loan pricing expectations and actual market results have been influenced by increasing market interest rates, further contributing to the overall reductions in net gains on sales of mortgage loans.

Total noninterest income for the nine months ended September 30, 2006 was $19.1 million, an increase of $170,000 or 0.9% compared with $18.9 million for the same nine months of 2005. This was primarily due to increased service charges on deposit accounts and other banking-services related revenue (other noninterest income) that was partially offset by lower gains on sales of mortgage and SBA loans and the $428,000 loss on sale of commercial and other loans recognized in connection with the loans reclassified as held-for-sale, both of which are discussed above.

Service charges on deposit accounts for the nine months ended September 30, 2006 were $8.7 million, an increase of $2.0 million or 30.0% compared with $6.7 million for the same nine months of 2005. Mortgage servicing revenue for the nine months ended September 30, 2006 was $1.4 million, an increase of $442,000 or 48.2% compared with $917,000 for the same nine months of 2005. Other noninterest income for the nine months ended September 30, 2006 was $5.4 million, an increase of $1.4 million or 34.5% compared with $4.0 million for the same nine months of 2005. The increases in service charges on deposit accounts and other banking-services related revenue (other noninterest income) for the nine months ended September 30, 2006, compared with the same nine months of 2005, was primarily the result of the same reasons explained above and is evidenced by the higher volumes and the increased number of loan and deposit accounts in 2006 compared with 2005. Additionally, during the first quarter of 2006, there was a $433,000 gain on sale of other real estate (previously acquired in connection with the Gateway acquisition).

Net gains on sales of mortgage and SBA loans for the nine months ended September 30, 2006 were $4.2 million, a decrease of $3.3 million or 43.8% compared with net gains on sales of mortgage and SBA loans of $7.5 million for the same nine months of 2005. This was primarily due to decreased mortgage and SBA loan origination volumes.

Net losses on sales of securities for the nine months ended September 30, 2006 were $132,000, an increase of $52,000 or 28.3% compared with net losses of $184,000 for the same nine months of 2005. The increase for the nine months ended September 30, 2006 compared with the same period in 2005 was primarily the result of individual investment repositioning within the investment portfolio in an effort to maximize overall yields on earning assets.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)

Service charges on deposit accounts	$3,090	$2,398	$8,708	$6,696
Mortgage servicing revenue	682	358	1,359	917
Net gain (loss) on sales of securities	—	(63)	(132)	(184)
Net gain on sales of mortgage and SBA loans	629	2,521	4,213	7,496
Net loss on sales of commercial and other loans	(428)	—	(428)	—
Other noninterest income	1,632	1,206	5,359	3,984

Total noninterest income	$5,605	$6,420	$19,079	$18,909

Noninterest Expense. Total noninterest expense for the three months ended September 30, 2006 was $19.1 million, an increase of $3.9 million or 25.9% compared with $15.2 million for the same three months of 2005 primarily due to the impact of the Company’s recent acquisitions of Gateway, Express, and Northwest. The net efficiency ratio for the three months ended September 30, 2006 was 73.56% compared with 74.03% for the same three months of 2005. The Company’s net efficiency ratios include interest income on a fully tax-equivalent basis and exclude intangible amortization and any gains or losses incurred on sales of securities.

Employee compensation and benefits expense for the three months ended September 30, 2006 represented 55.2% of total noninterest expense and was $10.6 million, an increase of $1.1 million or 11.3% compared with $9.5 million for the same three months of 2005 primarily due to additional staff acquired with the acquisitions of Gateway, Express, and Northwest and customary annual employee salary increases. At September 30, 2006 there were 648 full-time equivalent employees compared with 573 full-time equivalent employees at September 30, 2005, an increase of 75 or 13.1%.

Non-staff expense for the three months ended September 30, 2006 was $8.6 million, an increase of $2.9 million or 50.2% compared with $5.7 million for the same three months of 2005, primarily the result of added operating expense with the acquisitions of Gateway, Express, and Northwest, mainly within the categories of net occupancy, depreciation and amortization, legal and professional fees and other noninterest expense. The increase in net occupancy, depreciation and amortization was primarily the result of added premises, equipment, and maintenance costs associated with the recent acquisitions. The increase in legal and professional fees was primarily associated with the recent acquisitions and related compliance costs thereof. The increase in other noninterest expense was also primarily the result of added operating costs of doing business associated with the recent acquisitions. Also included in other noninterest expense for the three months ended September 30, 2006 was $398,000 of stock appreciation rights expense as a result of the recent appreciation in the Company’s stock price, $89,000 of restricted stock compensation expense, and $41,000 of stock option compensation expense.

Total noninterest expense for the nine months ended September 30, 2006 was $55.5 million, an increase of $13.2 million or 31.3% compared with $42.3 million for the same nine months of 2005, primarily due to the Company’s acquisitions of Gateway, Express, and Northwest. The net efficiency ratio for the nine months ended September 30, 2006 was 72.14% compared with 72.13% for the same nine months of 2005.

Employee compensation and benefits expense for the nine months ended September 30, 2006 represented 56.9% of total noninterest expense and was $31.6 million, an increase of $6.9 million or 27.8% compared with $24.7 million for the same nine months of 2005 that reflects additional staff acquired with the acquisitions of Gateway, Express, and Northwest, customary annual employee salary increases, and operating staff of State Bank’s three full-service banking centers opened during the third and fourth quarters of 2005. Also included in employee compensation and benefits expense for the nine months ended September 30, 2006 was $700,000 of projected 2006 performance related incentive compensation expense.

Non-staff expense for the nine months ended September 30, 2006 was $23.9 million, an increase of $6.4 million or 36.4% compared with $17.5 million for the same nine months of 2005, primarily due to added operating expense with the acquisitions of Gateway, Express, and Northwest, mainly within the categories of net occupancy, depreciation and amortization, legal and professional fees and other noninterest expense as discussed above. Also included in other noninterest expense for the nine months ended September 30, 2006 was $953,000 of stock appreciation rights expense as a result of the recent appreciation in the Company’s stock price, $253,000 of restricted stock compensation expense, and $118,000 of stock option compensation expense.

The following table presents, for the periods indicated, the major categories in noninterest expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)

Employee compensation and benefits	$10,566	$9,492	$31,601	$24,733
Non-staff expenses:
Net occupancy	1,672	1,070	4,580	3,388
Depreciation and amortization	1,610	790	4,873	2,619
Data processing	397	244	1,160	784
Legal and professional	1,054	481	2,520	1,595
Advertising	141	356	432	932
Printing and supplies	230	252	718	711
Telecommunications	371	287	1,116	852
Mortgage servicing expense	170	200	537	761
Other noninterest expense	2,932	2,030	7,985	5,898

Total non-staff expenses	8,577	5,710	23,921	17,540

Total noninterest expense	$19,143	$15,202	$55,522	$42,273

Financial Condition

Loan Portfolio. Total loans, including loans held for sale, at September 30, 2006 were $1.269 billion, an increase of $237.4 million or 23.0% compared with total loans of $1.032 billion at December 31, 2005. On December 1, 2005, the Company acquired approximately $140.0 million of loans in connection with the acquisition of Gateway. On February 14, 2006, the Company acquired approximately $19.0 million of loans in connection with the acquisition of Express and on April 1, 2006, the Company acquired approximately $107.0 million of loans in connection with the acquisition of Northwest.

During the third quarter of 2006, the Company repositioned approximately $5.4 million in loans as “held-for-sale” pending a future sale of these loans into the secondary wholesale market. At September 30, 2006, these loans are categorized on the balance sheet and on the following loan table as “commercial and other loans held for sale” with a net balance of approximately $4.3 million.

At September 30, 2006, total loans represented 68.4% of total assets compared with 66.5% of total assets at December 31, 2005. At September 30, 2006 total loans were 94.0% of total deposits compared with 92.0% of total deposits at December 31, 2005.

The following table summarizes the loan portfolio of the Company by type of loans at the dates indicated:

	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$259,362	20.4%	$243,114	23.6%
Real estate:
1-4 family residential	364,903	28.7	270,951	26.3
Commercial real estate	453,070	35.7	289,607	28.1
Other real estate	80,161	6.4	133,455	12.9

Total real estate	898,134	70.8	694,013	67.3

Consumer and other, net	78,702	6.2	77,174	7.5

Total loans held for investment	1,236,198	97.4	1,014,301	98.3

Mortgage and SBA loans held for sale	28,780	2.3	17,537	1.7
Commercial and other loans held for sale	4,266	0.3	—	—

Total loans held for sale	33,046	2.6	17,537	1.7

Total loans, gross	1,269,244	100.0%	1,031,838	100.0%

Allowance for loan losses	(10,600)		(9,592)

Total loans, net of allowance for loan losses	$1,258,644		$1,022,246

Nonperforming Assets. The Company generally places a loan on nonaccrual status and ceases to accrue interest when loan payment performance is deemed unsatisfactory. Loans where the interest payments jeopardize the collection of principal are placed on nonaccrual status, unless the loan is both well-secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual, are recorded as a reduction of principal as long as doubt exists as to collection. Nonperforming assets consist of nonaccrual loans, accruing loans 90 days or more past due, and other real estate and repossessed assets. At September 30, 2006, total nonperforming assets were $8.4 million or 0.45% of total assets, an increase of $1.3 million or 18.9% compared with nonperforming assets of $7.1 million or 0.46% of total assets at December 31, 2005.

Nonperforming loans (nonaccrual loans and accruing loans 90 days or more past due) at September 30, 2006 were $6.5 million or 0.52% of total loans, an increase of $1.8 million or 38.8% compared with nonperforming loans of $4.7 million or 0.46% of total loans at December 31, 2005. Other real estate and repossessed assets at September 30, 2006 were $1.9 million, a decrease of $493,000 or 20.9% compared with other real estate and repossessed assets of $2.4 million at December 31, 2005.

The following table presents information regarding nonperforming assets at the dates indicated:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Nonaccrual loans	$4,295	$2,544
Accruing loans past due 90 days or more	2,251	2,172
Other real estate and other repossessed assets	1,867	2,360

Total nonperforming assets	$8,413	$7,076

Nonperforming assets to total assets	0.45%	0.46%
Nonperforming assets to total loans, other real estate and repossessed assets	0.66%	0.68%
Nonperforming loans to total loans	0.52%	0.46%

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

The allowance for loan losses at September 30, 2006 was $10.6 million or 0.84% of total loans, an increase of $1.0 million or 10.5% compared with $9.6 million or 0.93% of total loans at December 31, 2005. The ratio of the allowance for loan losses to nonperforming loans at September 30, 2006 was 161.93% compared with 203.39% at December 31, 2005. Net charge-offs for the nine months ended September 30, 2006 were $2.9 million, an increase of $1.2 million or 73.4% compared with $1.6 million for the same nine months of 2005. Approximately $711,000 of this increase was due to an additional provision for loan losses in connection with the $1.1 million lower of cost or estimated fair value adjustment on the $5.4 million in loans reclassified as held for sale. Net charge-offs for the year ended December 31, 2005 were $2.7 million. The ratio of net charge-offs to average loans for the nine months ended September 30, 2006 was 0.32%, an increase of 3 basis points compared with 0.29% for the same nine months of 2005, and a decrease of 3 basis points compared with 0.35% for the year ended December 31, 2005.

The following table presents an analysis of the allowance for loan losses and other related data:

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
	(Dollars in thousands)
Average total loans outstanding, gross	$1,178,793	$783,512

Total loans outstanding at end of period, gross	$1,269,244	$1,031,838

Allowance for loan losses at beginning of period	$9,592	$6,685
Provision for loan losses	2,266	3,838
Balances from acquisitions	1,600	1,799
Charge-offs:
Commercial and industrial	(1,457)	(1,249)
Real estate	(882)	(768)
Consumer	(450)	(827)
Other	(929)	(812)

Total charge-offs	(3,718)	(3,656)
Recoveries:
Commercial and industrial	160	359
Real estate	153	180
Consumer	137	119
Other	410	268

Total recoveries	860	926

Net charge-offs	(2,858)	(2,730)

Allowance for loan losses at end of period	$10,600	$9,592

Ratio of allowance for loan losses to end of period loans	0.84%	0.93%
Ratio of net charge-offs to average loans (annualized)	0.32%	0.35%
Ratio of allowance for loan losses to nonperforming loans	161.93%	203.39%

Securities. At September 30, 2006, the investment securities portfolio totaled $277.7 million, an increase of $8.5 million or 3.2% compared with total investment securities of $269.2 million at December 31, 2005. During the nine months ended September 30, 2006, the Company acquired $5.4 million in investment securities and purchased $3.082 billion in investment securities that was partially offset by sales, maturities and principal pay-downs on investment securities of $3.078 billion, an unrealized net loss on available-for-sale securities of $978,000 and net premium amortization of $280,000.

The following tables summarize the amortized cost and their approximate fair values of securities classified as available-for-sale and held-to-maturity as of September 30, 2006 and December 31, 2005 (in thousand):

	September 30, 2006				December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale Securities:
U.S. Treasury securities and obligations of U.S. government agencies	$87,420	$19	$(1,789)	$85,650	$77,193	$7	$(2,191)	$75,009
Mortgage-backed securities	135,285	—	(4,985)	130,300	143,140	—	(3,756)	139,384
State and municipal securities	18,616	—	(213)	18,403	11,047	8	(80)	10,975
Other	17,829	—	(64)	17,765	17,685	—	(42)	17,643

Total	$259,150	$19	$(7,051)	$252,118	$249,065	$15	$(6,069)	$243,011

	September 30, 2006				December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity Securities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—	—	—
State and municipal securities	25,580	57	(177)	25,460	25,163	134	(78)	25,219
Other	—	—	—	—	1,000	—	—	1,000

Total	$25,580	$57	$(177)	$25,460	$26,163	$134	$(78)	$26,219

Deposits. Total deposits at September 30, 2006 were $1.350 billion, an increase of $228.8 million or 20.4% compared with total deposits of $1.121 billion at December 31, 2005. On December 1, 2005, the Company assumed approximately $205.0 million in deposits in connection with the acquisition of Gateway. On February 14, 2006, the Company assumed approximately $38.0 million in deposits in connection with the acquisition of Express and on April 1, 2006, the Company assumed approximately $121.0 million of deposits in connection with the acquisition of Northwest Bank.

Noninterest-bearing demand deposits at September 30, 2006 were $395.1 million, an increase of $77.3 million or 24.3% compared with noninterest-bearing demand deposits of $317.7 million at December 31, 2005. The ratios of noninterest-bearing demand deposits to total deposits at September 30, 2006 and December 31, 2005 were 29.3% and 28.3% respectively. Interest-bearing deposits at September 30, 2006 were $955.1 million, an increase of $151.4 million or 18.8% compared with interest-bearing deposits of $803.7 million at December 31, 2005.

The following table presents, for the periods indicated, the daily average deposit balances and the related interest expense and weighted average interest rates paid on interest-bearing deposits:

	For the Nine Months Ended September 30, 2006			For the Year Ended December 31, 2005
	Average Outstanding Balance	Interest Paid	Average Rate	Average Outstanding Balance	Interest Paid	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$351,257	$—	—%	$205,721	$—	—%
Interest-bearing demand	229,165	2,814	1.64	213,106	2,746	1.29
Savings and money market	278,406	4,547	2.18	163,332	2,378	1.46
Time	408,319	12,113	3.97	305,627	8,900	2.91

Total interest-bearing deposits	915,890	19,474	2.84	682,065	14,024	2.06

Total deposits	$1,267,147	$19,474	2.05%	$887,786	$14,024	1.58%

Borrowings. The Company utilizes borrowings as an alternative funding source to supplement deposits in funding its lending and investing activities. Total borrowings consist of short-term and long-term advances from the Federal Home Loan Bank (“FHLB”), advances on a revolving credit line with a correspondent bank, and Federal funds purchased.

At September 30, 2006, total borrowings were $237.8 million, an increase of $32.0 million or 15.6% compared with borrowings of $205.8 million at December 31, 2005. At September 30, 2006, FHLB advances were $227.3 million, an increase of $24.0 million or 11.8% compared with $203.3 million at December 31, 2005. At September 30, 2006, the FHLB advances had maturity dates ranging from 2006 to 2025 with interest rates ranging from 2.92% to 6.08%. At September 30, 2006, the credit line with a correspondent bank had a balance of $10.5 million, an increase of $8.0 million compared with $2.5 million at December 31, 2005. The credit line bears interest at the effective Prime lending rate minus 1.00% and expires, with renewal options, in July 2007. Federal funds purchased at September 30, 2006 were $14.3 million, a decrease of $7.6 million or 34.7% compared with Federal funds purchased of $21.9 million at December 31, 2005.

The following table presents the Company’s borrowings at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(In thousands)
FHLB advances	$227,258	$203,255
Balance on $20.0 million line of credit	10,500	2,500

Total borrowings	237,758	205,755
Federal funds purchased	14,294	21,901

Total borrowings and Federal funds purchased	$252,052	$227,656

Junior Subordinated Deferrable Interest Debentures. Junior subordinated deferrable interest debentures at September 30, 2006 were approximately $50.0 million, an increase of $12.4 million or 32.9% compared with $37.6 million at December 31, 2005 related to $12.4 million in junior subordinated deferrable interest debentures issued to a newly formed subsidiary trust on March 31, 2006. The Company’s outstanding junior subordinated deferrable interest debentures issued to its subsidiary trusts as of September 30, 2006 are detailed as follows (dollars in thousands):

Description	Issuance Date	Call Date	Trust Preferred Securities Outstanding	Interest Rate (1)	Junior Subordinated Debt Owed To Trusts	Final Maturity Date

TXUI Statutory Trust I	09/07/2000	09/07/2010	$7,000	10.60%	$7,210	09/07/2030
TXUI Statutory Trust II	12/19/2003	12/19/2008	5,000	6.45% (2)	5,155	12/19/2033
GNB Capital Trust I (3)	11/14/2001	11/14/2006	5,000	9.95%	5,155	11/14/2031
TXUI Statutory Trust III (4)	11/30/2005	12/15/2010	15,500	3-Month LIBOR + 1.39%	15,980	12/15/2035
Gateway Statutory Trust I (5)	03/26/2002	03/26/2007	4,000	3-Month LIBOR + 3.60% (6)	4,124	03/26/2032
TXUI Statutory Trust IV (7)	03/31/2006	06/30/2011	12,000	3-Month LIBOR + 1.39%	12,372	06/30/2041

(1)	The 3-Month LIBOR in effect as of September 30, 2006 was 5.37%.
(2)	The debentures bear a fixed interest rate until December 19, 2008, when the rate begins to float on a quarterly basis based on the 3-Month LIBOR plus 2.85%.
(3)	Assumed in connection with the acquisition of GNB Bancshares, Inc. on October 1, 2004.
(4)	Issued to facilitate the acquisition of Gateway Holding Company, Inc. on December 1, 2005.
(5)	Assumed in connection with the acquisition of Gateway Holding Company, Inc. on December 1, 2005.
(6)	The debentures bore a fixed interest rate of 5.59% until June 26, 2002, when the rate began to float on a quarterly basis based on the 3-Month LIBOR plus 3.60%; provided that prior to March 26, 2007, the rate will not exceed 11.00%.
(7)	Issued to facilitate the acquisition of Northwest Bancshares, Inc. on April 1, 2006.

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

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. At September 30, 2006, the Company had cash and cash equivalents of $102.7 million, an increase of approximately $7.4 million or 7.7% compared with $95.4 million at December 31, 2005. The Company views time deposits as a stable means of supporting loan growth. The Company believes, based on its historical experience, that its large time deposits have core-type characteristics. The Company anticipates that this source of funding will continue to sustain a portion of the Company’s asset growth in the future.

Capital Resources. Shareholders’ equity at September 30, 2006 was $174.7 million, an increase of $36.8 million or 26.7% compared with shareholders’ equity of $137.9 million at December 31, 2005. The increase in shareholders’ equity between September 30, 2006 and December 31, 2005, was primarily the result of common stock issued in connection with the acquisitions of Express and Northwest, net earnings for the nine months ended September 30, 2006, and the issuance of common stock to employees upon the exercise of stock options. At September 30, 2006, there were 10,684,185 shares of the Company’s common stock outstanding, net of 43,731 shares of unvested shares of restricted stock.

The return on average tangible equity for the nine months ended September 30, 2006 was 23.30%, an increase of 477 basis points compared with 18.53% for the year ended December 31, 2005. The ratio of average equity to average assets for the nine months ended September 30, 2006 was 9.30%, an increase of 37 basis points compared with 8.93% for the year ended December 31, 2005.

The following table provides a comparison of the leverage and risk-weighted capital ratios to the minimum and well-capitalized regulatory standards for the Company, State Bank, GNB Financial, Gateway National Bank, and Northwest Bank as of September 30, 2006:

	Minimum Required For Capital Adequacy Purposes	To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at September 30, 2006
Texas United:
Leverage ratio	4.00%(1)	N/A	7.38%
Tier 1 risk-based capital ratio	4.00	N/A	9.43
Risk-based capital ratio	8.00	N/A	10.20
State Bank:
Leverage ratio	4.00%(2)	5.00%	7.39%
Tier 1 risk-based capital ratio	4.00	6.00	9.57
Risk-based capital ratio	8.00	10.00	10.28
GNB Financial:
Leverage ratio	4.00%(3)	5.00%	9.93%
Tier 1 risk-based capital ratio	4.00	6.00	11.58
Risk-based capital ratio	8.00	10.00	12.40
Gateway National Bank:
Leverage ratio	4.00%(3)	5.00%	8.07%
Tier 1 risk-based capital ratio	4.00	6.00	11.26
Risk-based capital ratio	8.00	10.00	12.27
Northwest Bank:
Leverage ratio	4.00%(3)	5.00%	9.02%
Tier 1 risk-based capital ratio	4.00	6.00	10.48
Risk-based capital ratio	8.00	10.00	11.31

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require State Bank and/or Northwest Bank to maintain a leverage ratio above the required minimum.
(3)	The OCC may require GNB Financial and/or Gateway National Bank to maintain a leverage ratio above the required minimum.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes since December 31, 2005. For more information regarding quantitative and qualitative disclosures about market risk, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and in particular, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity and Market Risk.”

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a defendant in various legal proceedings arising in the normal course of business. The Company does not believe that the outcome of any such proceedings will have a material effect on its consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and in Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit Number	Identification of Exhibit
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-124055)).

3.2	Bylaws of the Company, as amended and restated (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (Registration No. 333-116542)).

4.1	Specimen certificate representing shares of Texas United common stock (incorporated herein by reference to Exhibit 4.1 to there Registration Statement on Form S-4 (Registration No. 333-84644)).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2006	By:	/s/ L. Don Stricklin
L. Don Stricklin
President and Chief Executive Officer
(principal executive officer)

Date: November 9, 2006	By:	/s/ Jeffrey A. Wilkinson
Jeffrey A. Wilkinson
Executive Vice President and Chief Financial Officer
(principal financial officer/principal accounting officer)